Form 10-Q
period 1996-03-31
VIDAMED INC
filed 1996-05-15
CIK 929900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       or

[  ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________


                         Commission File Number: 0-26082


                                  VIDAMED, INC.
             (exact name of registrant as specified in its charter)



           Delaware                                       77-0314454
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                           1380 Willow Road, Suite 101
                              Menlo Park, CA 94025
                    (Address of principal executive offices)

                                 (415) 328-8781
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 10,726,686 as of May 10, 1996.


                                  VIDAMED, INC.

                                      INDEX

PART I: FINANCIAL INFORMATION
                                                                                                 Page
Item 1.      Condensed consolidated financial statements - unaudited

             Condensed consolidated balance sheets - March 31, 1996
                 and December 31, 1995                                                               3

             Condensed consolidated statements of operations - three months
                 ended March 31, 1996 and 1995                                                       4

             Condensed consolidated statements of cash flows - three months
                 ended March 31, 1996 and 1995                                                       5

             Notes to condensed consolidated financial statements                                    6

Item 2.      Management's discussion and analysis of financial condition
                 and results of operations                                                           8


PART II: OTHER INFORMATION

Item 1.      Legal Proceedings                                                                      12

Item 2.      Changes in Securities                                                                  12

Item 3.      Defaults Upon Senior Securities                                                        12

Item 4.      Submission of Matters to a Vote of Security Holders                                    12

Item 5.      Other Information                                                                      12

Item 6.      Exhibits and Reports on Form 8-K                                                       12

             Signatures                                                                             13


                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VidaMed, Inc.
                      Condensed Consolidated Balance Sheets


                                                                March 31,        December 31,
                                                                  1996              1995
                                                              ------------      ------------
                                                              (Unaudited)            (*)
Assets
Current Assets:
     Cash and cash equivalents                                $ 11,144,937      $  5,686,497
     Short-term investments                                      5,913,200         8,003,379
     Other current assets                                        2,338,517         1,982,082
                                                              ------------      ------------
           Total current assets                                 19,396,654        15,671,958

     Property and equipment, net                                 2,863,987         2,908,837
     Other assets, net                                             232,289           235,331
                                                              ------------      ------------
           Total assets                                       $ 22,492,930      $ 18,816,126
                                                              ============      ============

Liabilities and stockholders' equity Current liabilities:
     Notes payable, current portion                                977,239      $  3,650,049
     Accounts payable                                              442,197           486,888
     Accrued compensation                                          252,071           174,623
     Accrued professional fees                                     251,254           337,817
     Accrued clinical trial costs                                  886,394           977,705
     Accrued and other liabilities                               2,948,200         2,898,273
     Deferred revenue                                              672,917           779,167
                                                              ------------      ------------
           Total current liabilities                             6,430,272         9,304,522

     Notes payable, noncurrent                                   1,288 339         1,543,084
     Convertible notes, noncurrent                              10,100,000              --
     Other long-term liabilities                                 1,023,929         1,213,825

Stockholders' equity:
     Capital stock                                              45,313,534        45,087,483
     Accumulated deficit                                       (41,663,144)      (38,332,788)
                                                              ------------      ------------
           Total stockholders' equity                            3,650,390         6,754,695
                                                              ------------      ------------
           Total Liabilities and stockholders' equity         $ 22,492,930      $ 18,816,126
                                                              ============      ============


* Derived from audited financial statements

                             See accompanying notes.

                                  VidaMed, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                      Three Months Ended
                                                          March 31,
                                                ----------------------------
                                                   1996             1995
                                                -----------      -----------
Revenues:
     Product sales, net                         $   380,591      $   668,295
     License fees and grant revenue                 107,444          108,684
                                                -----------      -----------
Net revenues                                        488,035          776,979

Operating Expenses:
     Cost of product sales                          789,923          936,667
     Research and development                     1,411,070        1,443,151
     Selling, general and administrative          1,614,405        1,590,760
                                                -----------      -----------
              Total operating expenses            3,815,398        3,970,578

Loss from operations                             (3,327,363)      (3,193,599)

Other expense, net                                   (2,993)        (139,379)
                                                -----------      -----------
Net loss                                        $(3,330,356)     $(3,332,978)
                                                ===========      ===========
Net loss per share                              ($      .36)     ($     1.43)
                                                ===========      ===========
Shares used in computing net loss per share       9,349,798        2,332,292
                                                ===========      ===========




                             See accompanying notes.

                                  VidaMed, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                 Three Months Ended
                                                                       March 31,
                                                            ------------------------------
                                                                1996              1995
                                                            ------------      ------------
Cash flows from operating activities:
     Net loss                                               $ (3,330,356)     $ (3,332,978)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
           Depreciation and amortization                         352,867           260,521
           Other                                                 (22,030)           (3,732)
           Changes in assets and liabilities:
               Other current assets                             (356,435)           98,875
               Other assets                                        3,042            18,595
               Accounts payable                                  (44,691)         (413,854)
               Accrued compensation                               77,448           110,083
               Accrued professional fees                         (86,563)          (89,368)
               Accrued clinical trial costs                      (91,311)           72,357
               Accrued and other liabilities                      42,790            56,856
               Deferred revenue                                 (106,250)         (106,249)
                                                            ------------      ------------
Net cash used in operating activities                         (3,561,489)       (3,328,894)
                                                            ------------      ------------

Cash flows from investing activities:
     Expenditures for property and equipment                    (284,017)         (118,611)
     Purchase of short-term investments                       (4,902,387)             --
     Proceeds from maturities of short-term investments        7,000,000              --
                                                            ------------      ------------
Net cash provided by/(used in) investing activities            1,813,596          (118,611)
                                                            ------------      ------------

Cash flows from financing activities:
     Net cash proceeds from issuance of Common Stock             209,099            59,320
     Principal payments under capital leases                    (170,092)         (181,499)
     Principal payments of long-term debt                         (5,119)           (3,989)
     Principal payments of notes payable                      (2,927,555)             --
     Net proceeds from issuance of notes payable
         and Convertible Notes                                10,100,000         4,168,805
                                                            ------------      ------------
     Net cash provided by financing activities                 7,206,333         4,042,637
                                                            ------------      ------------
Net increase in cash and cash equivalents                      5,458,440           595,132
Cash and cash equivalents at the beginning
  of the period                                                5,686,497           371,638
                                                            ------------      ------------
Cash and cash equivalents at the end of the period          $ 11,144,937      $    966,770
                                                            ============      ============

                             See accompanying notes.

                                  VIDAMED, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)


1.       Basis of presentation

The accompanying unaudited condensed consolidated financial statements of VidaMed, Inc. (the "Company" or "VidaMed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 1996 and the statements of operations for the three months periods ended March 31, 1996 and 1995, and the statements of cash flows for the three month periods ended March 31, 1996 and 1995, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2.       Net loss per share

Net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares (stock options, warrants, convertible notes and preferred stock) issued during the 12 month period prior to the Company's initial public offering (IPO) have been included in the calculation as if they were outstanding for all periods through March 31, 1995 (using the treasury stock method for stock options and warrants and the if-converted method for convertible notes and preferred stock).

The pro forma calculation of net loss per share presented below has been computed as described above but also gives retroactive effect from the date of issuance to the conversion of the convertible preferred stock which automatically converted to common shares upon closing of the Company's initial public offering.

                                              Three months ended
                                                March 31, 1995
                                              ------------------
         Pro forma net loss per share               $    (.57)
                                                    ==========

         Shares used in computation                 5,800,039
                                                    =========

3.       Initial public offering

In June 1995, the Company completed an initial public offering ("IPO") of 3,565,000 shares of Common Stock at a price to the public of $6.50 per share. The net proceeds of the offering to the Company, after deducting underwriting discounts and expenses, were $20.8 million.

Upon completion of the IPO all 3,424,481 outstanding shares of convertible preferred stock were automatically converted into 3,618,103 shares of common stock.

Upon completion of the IPO $1,518,805 of convertible notes were automatically converted into 333,800 shares of common stock. The conversion price on the convertible notes of $4.55 per common share was based on 70% of the IPO price.

4.       Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market value. Inventories at March 31, 1996 and December 31, 1995 consist of the following:

                                      March 31,     December 31,
                                        1996           1995
                                     ----------     ----------
                 Raw Materials       $  599,000     $  507,000
                 Work in process         31,000        154,000
                 Finished Goods         515,000        684,000
                                     ----------     ----------
                                     $1,145,000     $1,345,000
                                     ==========     ==========

5.       Intellectual Property Litigation Risks

The Company is aware that EP Technologies, Inc. ("EPT") and the University of California ("UC") have filed a United States patent application in the field of ablation of body tissue. These parties have also requested the United States Patent and Trademark Office to declare an interference with two of VidaMed's United States patent applications on which notices of allowances have been received. The inventors identified on the EPT/UC application are Stuart Edwards, who was previously VidaMed's Chief Executive Officer and was previously the Chief Technical Officer of EPT, and a cardiologist from the University of California, San Francisco, who worked as a consultant to EPT while Mr. Edwards was employed there.

Although the Company believes that the interference will not be allowed on the patents, an adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties. There can be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

6.       Cash, cash equivalents and short-term investments

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company invests its excess cash with major banks or investment managers. Short-term investments consist of corporate paper and government securities with remaining maturities at the date of purchase of greater than 90 days and less than one year. Short-term investments are designated as available for sale and carried at fair market value, with unrealized gains and losses reported in stockholders' equity.

7.       Convertible notes

In March 1996, the Company completed the sale of $10.1 million of 5% Convertible Subordinated Notes Payable. The Notes are due February 28, 1999, if not previously converted. Interest is payable semiannually in either cash or Common Stock of the Company. The Notes are convertible into Common Stock of VidaMed based upon a percentage (ranging from 80% to 85%) of the average closing bid price over a period of five trading days prior to conversion. The Notes are convertible at the option of the Noteholder 41 days after issuance or at the option of the Company one year after issuance. At May 10, 1996 $9.55 million in principal and accrued interest on these notes had been converted into an aggregate of 1,320,707 shares of Common Stock.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 1996 and 1995, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 10K for the year ended December 31, 1995

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from those anticipated by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in the Company's report on Form 10-K for the year ended December 31, 1995.

Overview

VidaMed has a limited history of operations and has experienced significant operating losses since inception. As of March 31, 1996, the Company had an accumulated deficit of $41.7 million. The Company commenced sales of its TransUrethral Needle Ablation ("TUNA") system in late 1993. Revenues for the quarter ended March 31, 1995 also include consulting revenues and electronic component sales by Scionex, a wholly-owned subsidiary acquired in June 1994. Sales by Scionex to third parties have been discontinued as of the end of 1995 as Scionex has directed all of its activities to development and production of the radiofrequency generators for the TUNA System. Revenues for the quarters ended March 31, 1996 and 1995 include license fees for distribution rights in Japan and a United Kingdom government grant.

VidaMed anticipates that a substantial amount of its revenues from product sales in the future will be from sales in the United States contingent upon receiving FDA approval for its TUNA System in 1996. VidaMed filed a premarket 510(k) notification with the Food and Drug Administration ("FDA") for the TUNA System in March 1996. VidaMed currently sells its products internationally primarily to distributors who resell to physicians and hospitals. Sales to distributors are made on open credit terms and may include volume purchase discounts and extended payment terms. Therefore, distributors may purchase several months of inventory at one time to take advantage of discounts and extended payment terms. While revenue from product sales are generally recognized at the time of shipment (net of allowances for discounts and estimated returns), a portion of the Company's initial shipments to distributors have not been recognized as revenues due to extended payment terms or limited sell through experience associated with these distributors. The Company anticipates continuing this revenue recognition policy; however, as its distributor relationships mature, the Company believes that it will recognize a greater portion of revenues upon shipment.

The Company expects its operating losses to continue through at least fiscal year 1996 as it continues to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of marketing and sales activities and research and development.

The Company does not have a backlog of orders for its products and anticipates that it will continue to manufacture and ship orders after their receipt. Accordingly, the Company does not anticipate that it will develop a significant backlog in the future.

Results of Operations

Net revenue for the three months ended March 31, 1996 decreased 37% to $488,000 from $777,000 in the three months ended March 31, 1995. Product sales in the first quarter of 1996 decreased 43% to $381,000 from $668,000 in the same period in 1995. The decrease in product sales between the first quarter of 1995 and 1996 is primarily the result of the initial orders from new distributors in 1995 and the discontinuance of Scionex sales to third party customers in 1996. Scionex had sales of $154,000 in the first quarter of 1995.

Cost of product sales decreased 16% to $790,000 in the three months ended March 31, 1996 from $937,000 in the three months ended March 31, 1995. The decrease is primarily due to lower product sales in the March 31, 1996 quarter, although excess overhead caused by decreased production partially offset the reduction.

Research and development expenses decreased 2% to $1,411,000 in the three months ended March 31, 1996 from $1,443,000 in the three months ended March 31, 1995. The decrease was primarily due to lower clinical trial expenses in 1996, but was offset by an increase in product development material costs. The decreased clinical trial costs are due to the completion of the enrollment in the U.S. clinical trials in 1995.

Selling, general and administrative expenses increased 1% to $1,614,000 in the three months ended March 31, 1996 from $1,591,000 in the three months ended March 31, 1995. The increase in the three month period ending March 31, 1996 was primarily due to increased sales and marketing expense in anticipation of the U.S. TUNA product launch. Sales and administrative personnel were hired during the March 1996 quarter in preparation of the TUNA introduction . This was offset by a slight decrease in general and administrative expenses due to reduced patent and travel expenses.

Total operating expenses in the three months ended March 31, 1996 decreased 4% to $3,815,000 from $3,971,000 in the three months ended March 31, 1995.

Other expense decreased in the three months ended March 31, 1996 to $3,000 from $139,000 in the three months ended March 31, 1995 due to interest earned on proceeds from the IPO and Convertible Notes offsetting interest expense.

The net loss for the three month period ended March 31, 1996 was $3,330,000, compared to $3,333,000 for the comparable period in 1995.

Liquidity and Capital Resources

At March 31, 1996 the Company's cash, cash equivalents and short-term investments were $17,058,000, compared to $13,690,000 at December 31, 1995. In June 1995 the Company completed an initial public offering of 3,565,000 shares of Common Stock at a price to the public of $6.50 per share. The net proceeds of the offering to the Company, after deducting underwriting discounts and expenses, were $20.8 million. In March 1996, the Company completed the issuance of $10.1 million in convertible subordinated notes payable. As of May 10, 1996 $9.55 million in principal and accrued interest on these notes had been converted into an aggregate of 1,320,707 shares of Common Stock.

In April 1995, the Company obtained a $3,000,000 secured credit facility. To date, the Company has borrowed $3,000,000 under this facility. Repayment is based on a three year amortization schedule.

In January and February 1996, the Company repaid $2,700,000 in previous outstanding notes payable issued by the Company in January and February 1995. Interest on these notes accrued at the prime rate.

During the three months ended March 31, 1996 and 1995, VidaMed consumed cash in operations of $3,561,000 and $3,329,000, respectively. The changes in cash used in operations were due primarily to the payment of loan fees on the convertible notes issued in March 1996.

Although VidaMed believes that the proceeds from its initial public offering, the issuance of convertible notes and cash generated from the sale of products will be sufficient to meet the Company's operating and capital requirements through the next twelve months, there can be no assurance that the Company will not require additional financing within this time frame. There can be no assurance that additional financing, if required, will be available on satisfactory terms or at all. In any event, VidaMed may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. VidaMed's future liquidity and capital requirements will depend on numerous other factors, including progress of clinical trials, actions related to regulatory and reimbursement matters, and the extent to which the TUNA system gains market acceptance.

                                  VIDAMED, INC.

PART II: OTHER INFORMATION

Item 1.           Legal Proceedings

                  None

Item 2.           Changes in Securities

                  None

Item 3.           Defaults upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

                      a) Exhibits

                          (11.1) Statement Re: Computation of Net Loss Per Share

                          (27.1)  Financial Data Schedule

                      b) Reports on Form 8-K. No reports on Form 8-K were filed
                         during the quarter ended March 31, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.


                                        VIDAMED, INC.

Date:     May 10, 1996                  By:    /s/  James A. Heisch
       --------------------------            ----------------------
                                             James A. Heisch
                                             President, Chief Executive Officer,
                                             Chief Financial Officer
                                              (Principal Financial Officer)

Date:     May 10, 1996                  By:     /s/  Thomas M. Fahey
       --------------------------           ------------------------
                                             Thomas M. Fahey
                                             Director of Finance
                                             (Principal Accounting Officer)

INDEX TO EXHIBITS



EXHIBIT
NUMBER   DESCRIPTION

      11.1        Statement regarding computation of net loss per share

      27.1        Financial Data Schedule