Form 10-Q
period 1996-06-30
VIDAMED INC
filed 1996-08-14
CIK 929900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[  X  ]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       or

[     ]     TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from                       to
                               ------------------        -------------------

                         Commission File Number: 0-26082


                                  VIDAMED, INC.
             (exact name of registrant as specified in its charter)



           Delaware                                        77-0314454
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                           1380 Willow Road, Suite 101
                              Menlo Park, CA 94025
                    (Address of principal executive offices)

                                 (415) 328-8781
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 10,845,518 as of August 1, 1996.

                                                                    Page 1 of 17
                                                        Exhibit Index at Page 16

                                  VIDAMED, INC.

                                      INDEX
PART I: FINANCIAL INFORMATION
                                                                                                 Page

Item 1.      Condensed consolidated financial statements - unaudited

             Condensed consolidated balance sheets - June 30, 1996
                  and December 31, 1995                                                            3

             Condensed  consolidated  statements  of  operations  - three months ended  June 30,  1996 and 1995 and six  months  ended June 30,
                  1996 and 1995                                                                    4

             Condensed consolidated statements of cash flows - six months
                  ended June 30, 1996 and 1995                                                     5

             Notes to condensed consolidated financial statements                                  6

Item 2.      Management's discussion and analysis of financial condition
                 and results of operations                                                         9


PART II: OTHER INFORMATION

Item 1.      Legal Proceedings                                                                    12

Item 2.      Changes in Securities                                                                12

Item 3.      Defaults Upon Senior Securities                                                      12

Item 4.      Submission of Matters to a Vote of Security Holders                                  12

Item 5.      Other Information                                                                    12

Item 6.      Exhibits and Reports on Form 8-K                                                     12

             Signatures                                                                           13

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VidaMed, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                           June 30,     December 31,
                                                             1996          1995
                                                           ---------     ---------
                                                          (Unaudited)      (*)

Assets
Current Assets:
     Cash and cash equivalents                             $  6,852      $  5,687
     Short-term investments                                   6,953         8,003
     Other current assets                                     1,811         1,982
                                                           --------      --------
           Total current assets                              15,616        15,672

     Property and equipment, net                              2,696         2,909
     Other assets, net                                          222           235
                                                           --------      --------
           Total assets                                    $ 18,534      $ 18,816
                                                           ========      ========

Liabilities and stockholders' equity
Current liabilities:
     Notes payable, current portion                        $  1,005      $  3,650
     Accounts payable                                           662           565
     Accrued clinical trial costs                               773           978
     Accrued and other liabilities                            3,020         2,636
     Current portion of obligations under capital leases        710           696
     Deferred revenue                                           567           779
                                                           --------      --------
           Total current liabilities                          6,737         9,304

     Notes payable, noncurrent                                1,026         1,543
     Other long-term liabilities                                822         1,214

Stockholders' equity:
     Capital stock                                           55,167        45,088
     Accumulated deficit                                    (45,218)      (38,333)
                                                           --------      --------
           Total stockholders' equity                         9,949         6,755
                                                           --------      --------
           Total liabilities and stockholders' equity      $ 18,534      $ 18,816
                                                           ========      ========

* The Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes


                                  VidaMed, Inc.
                 Condensed Consolidated Statements of Operations
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                         Three Months Ended                     Six Months Ended
                                                              June 30,                               June 30,
                                                     ------------------------------     ---------------------------------
                                                         1996           1995                      1996           1995
                                                     ------------  ----------------     ----------------- ---------------
Revenues:
     Product sales, net                              $    496        $     800            $       876      $   1,468
     License fees and grant revenue                       107              110                    215            219
                                                     ------------  ----------------     ----------------- ---------------
     Net revenues                                         603              910                  1,091          1,687

Operating Expenses:
     Cost of product sales                                832              893                  1,622          1,830
     Research and development                           1,339            1,645                  2,751          3,088
     Selling, general and administrative                1,997            1,882                  3,611          3,473
                                                     ------------  ----------------     ----------------- ---------------
     Total operating expenses                           4,168            4,420                  7,984          8,391
                                                     ------------  ----------------     ----------------- ---------------
     Loss from operations                              (3,565)          (3,510)                (6,893)        (6,704)

Other income(expense), net                                 11             (182)                     8           (321)
                                                     ------------  ----------------     ----------------- ---------------
Net loss                                             $ (3,554)       $  (3,692)           $    (6,885)     $  (7,025)
                                                     ============  ================     ==============    ===============
Net loss per share                                   $   (.34)       $   (1.54)           $      (.70)     $   (2.97)
                                                     ============  ================     ==============    ===============
Shares used in computing net loss per share            10,420            2,392                  9,885          2,362
                                                     ============  ================     ==============    ===============


                             See accompanying notes.

                                  VidaMed, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                            Six Months Ended
                                                               June 30,
                                                          ---------------------
                                                            1996        1995
                                                          ---------------------
Cash flows from operating activities:
     Net loss                                             $ (6,885)   $ (7,025)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
           Depreciation and amortization                       712         547
           Other                                                29           1
           Changes in assets and liabilities:
               Other current assets                            171        (262)
               Other assets                                     13          21
               Accounts payable                                 97        (253)
               Accrued and other liabilities                   179       1,409
               Deferred revenue                               (212)       (212)
                                                          --------    --------
Net cash used in operating activities                       (5,896)     (5,774)
                                                          --------    --------

Cash flows from investing activities:
     Expenditures for property and equipment                  (451)       (400)
     Purchase of short-term investments                     (7,846)       --
     Proceeds from maturities of short-term investments      8,834        --
                                                          --------    --------
Net cash provided by/(used in) investing activities            537        (400)
                                                          --------    --------

Cash flows from financing activities:
     Net cash proceeds from issuance of Common Stock           365      18,071
     Principal payments under capital leases                  (345)       (192)
     Principal payments of long-term debt                      (10)         (8)
     Principal payments of notes payable                    (3,162)        (71)
     Net proceeds from issuance of notes payable
         and convertible notes                               9,676       7,169
                                                          --------    --------
Net cash provided by financing activities                    6,524      24,969
                                                          --------    --------
Net increase in cash and cash equivalents                    1,165      18,795
Cash and cash equivalents at the beginning
  of the period                                              5,687         372
                                                          --------    --------
Cash and cash equivalents at the end of the period        $  6,852    $ 19,167
                                                          ========    ========


                             See accompanying notes.

                                  VIDAMED, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)

1.       Basis of presentation

The accompanying unaudited condensed consolidated financial statements of VidaMed, Inc. (the "Company" or "VidaMed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 1996 and the statements of operations for the three and six months periods ended June 30, 1996 and 1995, and the statements of cash flows for the six month periods ended June 30, 1996 and 1995, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

                                       Three months ended       Six months ended
                                         June 30, 1995           June 30, 1995
                                        -----------------       ----------------
     Pro forma net loss per share        $      ( .63)            $     (1.21)
                                        =================       ================

     Shares used in computation             5,860,000               5,830,000
                                        =================       ================

3.       Initial public offering

In June 1995, the Company completed an initial public offering ("IPO") of 3,565,000 shares of Common Stock at a price to the public of $6.50 per share. The net proceeds of the offering to the Company, after deducting underwriting discounts and expenses, were $20.8 million. Upon completion of the IPO all then outstanding shares of convertible preferred stock were automatically converted into shares of Common Stock. Upon completion of the IPO $1,518,805 of convertible notes issued during March and April 1995 were automatically converted into 333,800 shares of common stock. The conversion price equaled 70% of the IPO price.

4.       Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market value. Inventories at June 30, 1996 and December 31, 1995 consist of the following:

                                      June 30,              December 31,
                                        1996                    1995
                                   -----------------       ----------------

      Raw Materials                 $     356,000          $       507,000
      Work in process                     235,000                  154,000
      Finished Goods                      475,000                  684,000
                                   -----------------       ----------------
                                    $   1,066,000          $     1,345,000
                                   ==================      ================

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

7.       Convertible notes

In March 1996, the Company completed the sale of $10.1 million of 5% convertible subordinated notes (the "Notes"). Interest is payable semiannually in either cash or Common Stock of the Company. The Notes are convertible into Common Stock of VidaMed based upon a percentage (ranging from 80% to 85%) of the average closing bid price over a period of five trading days prior to conversion. As of June 30, 1996 all of the $10.1 million in principal and accrued interest on the Notes had been converted into an aggregate of 1,375,676 shares of Common Stock.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 1996 and 1995, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 10K for the year ended December 31, 1995.

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

Overview

VidaMed has a limited history of operations and has experienced significant operating losses since inception. As of June 30, 1996, the Company had an accumulated deficit of $45.2 million. The Company commenced sales of its TransUrethral Needle Ablation ("TUNA") system in late 1993. Revenues for the three and six months ended June 30, 1995 also include consulting revenues and electronic component sales by Scionex, a wholly-owned subsidiary acquired in June 1994. Sales by Scionex to third parties have been discontinued as of the end of 1995 as Scionex has directed all of its activities to development and production of the radiofrequency generators for the TUNA System. Revenues for the quarters ended June 30, 1996 and 1995 include license fees for distribution rights in Japan and a United Kingdom government grant.

VidaMed anticipates that a substantial amount of its revenues from product sales in the future will be from sales in the United States. The Company filed a premarket 510(k) notification with the Food and Drug Administration ("FDA") for the TUNA System in March 1996. The Company will not be permitted to market the TUNA System for BPH in the United States unless and until approval of such 510(k) notification is received. Currently, VidaMed sells its products primarily internationally to distributors who resell to physicians and hospitals. Sales to distributors are made on open credit terms and may include volume purchase discounts and extended payment terms. Therefore, distributors may purchase several months of inventory at one time to take advantage of discounts and extended payment terms. While revenue from product sales are generally recognized at the time of shipment (net of allowances for discounts and estimated returns), a portion of the Company's initial shipments to distributors have not been recognized as revenues due to extended payment terms or limited sell through experience associated with these distributors. The Company anticipates continuing this revenue recognition policy; however, as its distributor relationships mature, the Company believes that it will recognize a greater portion of revenues upon shipment.

The Company expects its operating losses to continue through at least fiscal year 1996 as it continues to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of marketing and sales activities and research and development. The Company's future profitability will be dependent upon, among other factors, receipt of FDA clearance of the Company's 510(k) notification for the TUNA System, market acceptance of the TUNA System and availability of third-party reimbursement for procedures performed with the TUNA System. There can be no assurance as to when or whether the Company will receive such 510(k) clearance, as to eventual market acceptance or as to the availability of third-party reimbursement, even if 510(k) clearance is received.

The Company does not have a backlog of orders for its products in countries where the TUNA System is approved and anticipates that it will continue to manufacture and ship orders after their receipt. Accordingly, the Company does not anticipate that it will develop a significant backlog in the future.

Results of Operations

Net revenue for the three months ended June 30, 1996 decreased 34% to $603,000 from $910,000 in the three months ended June 30, 1995. Product sales in the second quarter of 1996 decreased 38% to $496,000 from $800,000 in the same period in 1995. The decrease in product sales between the second quarter of 1995 and 1996 is primarily the result of the discontinuance of Scionex sales to third party customers in 1996. Scionex had sales of approximately $550,000 in the first six months of 1995. VidaMed product sales in the second quarter of 1996 increased by 21% from the second quarter of 1995. For the first six months of 1996 net revenue decreased 35% to $1,091,000 from $1,687,000 during the same period in 1995. Product sales for the first six months of 1996 decreased 40% to $876,000 from $1,468,000 during the same period in 1995. The decrease in product sales is primarily due to the discontinuance of Scionex sales to third party customers.

Cost of product sales decreased 7% to $832,000 in the three months ended June 30, 1996 from $893,000 in the three months ended June 30, 1995. For the six months ended June 30, 1996 cost of product sales decreased 11% to $1,622,000 from $1,830,000 in the same period in 1995. The decrease is primarily due to lower product sales in the first six months of 1996, although excess overhead caused by decreased production partially offset the reduction.

Research and development expenses decreased 19% to $1,339,000 in the three months ended June 30, 1996 from $1,645,000 in the three months ended June 30, 1995. For the six months ended June 30, 1996 research and development expenses decreased 11% to $2,751,000 from $3,088,000 in the same period in 1995. The decrease was primarily due to lower clinical trial expenses in 1996, but was partially offset by an increase in product development material costs. The decrease in clinical trial costs is due to the completion of the enrollment in the U.S. clinical trials in 1995.

Selling, general and administrative expenses increased 6% to $1,997,000 in the three months ended June 30, 1996 from $1,882,000 in the three months ended June 30, 1995. For the six months ended June 30, 1996 selling, general and administrative expenses increased 4% to $3,611,000 from $3,473,000 in the same period in 1995. The increase was primarily due to increased sales and marketing expense in anticipation of the U.S. TUNA product launch. Sales and administrative personnel were hired throughout 1996 in preparation of the TUNA introduction.

Total operating expenses in the three months ended June 30, 1996 decreased 6% to $4,168,000 from $4,420,000 in the three months ended June 30, 1995. Total operating expenses for the first six months of 1996 decreased 5% to $7,984,000 from $8,391,000 in the same period in 1995.

Other income for the three and six months ended June 30, 1996 was $11,000 and $8,000, respectively, compared to other expense of $182,000 and $321,000 for the comparable periods in 1995. This change is primarily due to interest earned on proceeds from the IPO and Convertible Notes offsetting interest expense.

The net loss for the three and six month periods ended June 30, 1996 was $3,554,000 and $6,885,000, respectively, compared to $3,692,000 and $7,025,000 for the comparable periods in 1995.

Liquidity and Capital Resources

At June 30, 1996 the Company's cash, cash equivalents and short-term investments were $13,805,000, compared to $13,690,000 at December 31, 1995. In June 1995 the
Company completed an initial public offering of 3,565,000 shares of Common Stock at a price to the public of $6.50 per share. The net proceeds of the offering to the Company, after deducting underwriting discounts and expenses, were $20.8 million. In March 1996, the Company completed the issuance of $10.1 million in convertible subordinated. As of June 30, 1996 all of the $10.1 million in principal and accrued interest on these notes had been converted into an aggregate of 1,375,676 shares of Common Stock.

In April 1995, the Company obtained a $3,000,000 secured credit facility. To date, the Company has borrowed $3,000,000 under this facility. Borrowings bear interest at the prime rate plus 3% per annum plus additional lump-sum interest of 15% of each borrowing, payable at maturity. Repayment is based on a three year amortization schedule.

In January and February 1996, the Company repaid $2,700,000 in previously outstanding notes payable issued by the Company in January and February 1995. Interest on these notes accrued at the prime rate.

During the six months ended June 30, 1996 and 1995, VidaMed consumed cash in operations of $5,896,000 and $5,774,000, respectively. The changes in cash used in operations were due to increased selling, general and administrative expenses to support increased operations offset by the payment of clinical trial costs.

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

                  See page 14

Item 3.           Defaults upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  See page 14

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

                       a) Exhibits

                          (11.1) Statement Re: Computation of Net Loss Per Share

                          (27.1)  Financial Data Schedule

                       b) Reports on Form 8-K. On June 13, 1996, the Company filed a report on Form 8-K presenting certain interim financial information for the purpose of demonstrating compliance with the requirements for continued listing of the Company's Common Stock on the Nasdaq National Market.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.


                                        VIDAMED, INC.

Date:     August 12, 1996               By:     /s/   James A. Heisch
       ---------------------------           ------------------------
                                             James A. Heisch
                                             President, Chief Executive Officer,
                                             Chief Financial Officer
                                             (Principal Financial Officer)

Date:     August 12, 1996               By:    /s/   Thomas M. Fahey
       ---------------------------           ------------------------
                                             Thomas M. Fahey
                                             Director of Finance
                                              (Principal Accounting Officer)

PART II.          OTHER INFORMATION

Item 2.           CHANGES IN SECURITIES

During the second quarter of 1996 the entire $10.1 million of Convertible Notes issued in the first quarter of 1996 were converted into VidaMed Common Stock. The $10.1 million of Notes and accrued interest were converted into 1,375,676 shares of Common Stock.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company solicited proxies for an annual meeting of stockholders on June 20, 1996 to all of the Company's stockholders.

The election of all directors was conducted and the following nominees were elected: David L. Douglass, Stuart D. Edwards, James A. Heisch, Lawrence G. Mohr, Jr., Joseph E. Oesterling, M.D. and Michael H. Spindler. The vote with respect to each nominee was as follows:

                                             Votes                Votes
        Name                                  For                Withheld
        --------------------------        -----------            ----------
        David L. Douglass                  6,796,697              286,410
        Stuart D. Edwards                  6,796,197              286,910
        James A. Heisch                    6,796,697              286,410
        Lawrence G. Mohr, Jr.              6,796,697              286,410
        Joseph E. Oesterling, M.D.         6,798,958              284,149
        Michael H. Spindler                6,798,958              284,149

The Company's Stock Plan was amended and the number of shares of Common Stock reserved for issuance under the plan was increased by 1,400,000 to 2,733,334 with 5,360,967 votes in favor, 260,225 votes against and 287,443 abstentions.

The Company's Director Stock Plan was amended and the number of shares of Common Stock reserved for issuance under the plan was increased by 100,000 to 200,000 with 5,425,191 votes in favor, 224,904 votes against and 281,734 abstentions.

Ernst & Young LLP was ratified as the independent auditors of the Company for the fiscal year ending December 31, 1996 with 6,808,017 votes in favor, 8,576 votes against and 266,514 abstentions.

INDEX TO EXHIBITS



EXHIBIT
NUMBER   DESCRIPTION

      11.1        Statement regarding computation of net loss per share

      27.1        Financial Data Schedule