Form 10-Q
period 1996-09-30
VIDAMED INC
filed 1996-11-14
CIK 929900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       or

[     ]  TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  ------------------------

                         Commission File Number: 0-26082


                                  VIDAMED, INC.
             (exact name of registrant as specified in its charter)



           Delaware                                        77-0314454
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                           1380 Willow Road, Suite 101
                              Menlo Park, CA 94025
                    (Address of principal executive offices)

                                 (415) 328-8781
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 10,904,837 as of November 1, 1996.


                                                        Page 1 of 16
                                                        Exhibit Index at Page 15

                                  VIDAMED, INC.

                                      INDEX

PART I: FINANCIAL INFORMATION
                                                                                          Page

Item 1.      Condensed consolidated financial statements - unaudited

             Condensed consolidated balance sheets - September 30, 1996
                  and December 31, 1995                                                    3

             Condensed consolidated statements of operations - three months ended September 30, 1996 and 1995 and nine months ended
                  September 30, 1996 and 1995                                              4

             Condensed consolidated statements of cash flows - nine months
                  ended September 30, 1996 and 1995                                        5

             Notes to condensed consolidated financial statements                          6

Item 2.      Management's discussion and analysis of financial condition
                 and results of operations                                                 9


PART II: OTHER INFORMATION

Item 1.      Legal Proceedings                                                            12

Item 2.      Changes in Securities                                                        12

Item 3.      Defaults Upon Senior Securities                                              12

Item 4.      Submission of Matters to a Vote of Security Holders                          12

Item 5.      Other Information                                                            12

Item 6.      Exhibits and Reports on Form 8-K                                             12

             Signatures                                                                   13


                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VidaMed, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                  September 30,     December 31,
                                                      1996             1995
                                                  -------------     ------------
                                                   (Unaudited)          (*)
Assets
Current Assets:
     Cash and cash equivalents                        $  7,973         $  5,687
     Short-term investments                              1,989            8,003
     Other current assets                                2,561            1,982
                                                      --------         --------
           Total current assets                         12,523           15,672

     Property and equipment, net                         2,502            2,909
     Other assets, net                                     215              235
                                                      --------         --------
           Total assets                               $ 15,240         $ 18,816
                                                      ========         ========

Liabilities and stockholders' equity
Current liabilities:
     Notes payable, current portion                   $  1,034         $  3,650
     Accounts payable                                      710              487
     Accrued professional fees                             371              338
     Accrued clinical trial costs                          915              978
     Accrued and other liabilities                       2,880            2,376
     Current portion of obligations
           under capital leases                            596              696
     Deferred revenue                                      517              779
                                                      --------         --------
           Total current liabilities                     7,023            9,304

     Notes payable, noncurrent                             757            1,543
     Other long-term liabilities                           842            1,214

Stockholders' equity:
     Capital stock                                      55,379           45,088
     Accumulated deficit                               (48,761)         (38,333)
                                                      --------         --------
           Total stockholders' equity                    6,618            6,755
                                                      --------         --------
           Total liabilities and
                stockholders' equity                  $ 15,240         $ 18,816
                                                      ========         ========

* The Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                             See accompanying notes.


                                  VidaMed, Inc.
                 Condensed Consolidated Statements of Operations
                     (In thousands except per share amounts)
                                   (Unaudited)


                                                    Three Months Ended        Nine Months Ended
                                                       September 30,             September 30,
                                                    -------------------      -------------------
                                                      1996       1995           1996     1995
                                                    ---------  --------      ---------  --------
Revenues:
     Product sales, net                               $   245   $  615       $  1,121   $  2,083
     License fees and grant revenue                        50      109            264        328
                                                      -------   ------       --------   --------
     Net revenues                                         295      724          1,385      2,411

Operating Expenses:
     Cost of product sales                                709    1,058          2,331      2,887
     Research and development                           1,249    1,868          3,999      4,957
     Selling, general and administrative                1,891    1,736          5,502      5,209
                                                      -------  -------       --------   --------
     Total operating expenses                           3,849    4,662         11,832     13,053
                                                      -------  -------       --------   --------
     Loss from operations                              (3,554)  (3,938)       (10,447)   (10,642)

Other income (expense), net                                10       20             19       (301)
                                                      -------  -------       --------   --------
Net loss                                              $(3,544) $(3,918)      $(10,428)  $(10,943)
                                                      =======  =======       ========   ========
Net loss per share                                      $(.33)   $(.43)        $(1.02)    $(2.38)
                                                      =======  =======       ========   ========
Shares used in computing net loss per share            10,854    9,055         10,208      4,593
                                                      =======  =======       ========   ========


                             See accompanying notes.

                                  VidaMed, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                           Nine Months Ended
                                                             September 30,
                                                          --------------------
                                                            1996        1995
                                                          --------    --------
Cash flows from operating activities:
     Net loss                                             $(10,428)   $(10,943)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
           Depreciation and amortization                     1,063         853
           Other                                               146         (13)
           Changes in assets and liabilities:
               Other current assets                           (579)       (466)
               Other assets                                     20         (19)
               Accounts payable                                145        (807)
               Accrued and other liabilities                   523       1,944
               Deferred revenue                               (262)       (319)
                                                          --------    --------
Net cash used in operating activities                       (9,372)     (9,770)
                                                          --------    --------

Cash flows from investing activities:
     Expenditures for property and equipment                  (584)       (553)
     Purchase of short-term investments                     (9,816)     (7,882)
     Proceeds from maturities of short-term investments     15,667        --
                                                          --------    --------
Net cash provided by/(used in) investing activities          5,267      (8,435)
                                                          --------    --------

Cash flows from financing activities:
     Net cash proceeds from issuance of Common Stock           554      20,855
     Principal payments under capital leases                  (519)       (487)
     Principal payments of long-term debt                      (18)        (15)
     Principal payments of notes payable                    (3,402)       (286)
     Net proceeds from issuance of
         long-term debt                                        100        --
     Net proceeds from issuance of notes payable
         and convertible notes                               9,676       7,219
                                                          --------    --------
Net cash provided by financing activities                    6,391      27,286
                                                          --------    --------
Net increase in cash and cash equivalents                    2,286       9,081
Cash and cash equivalents at the beginning
  of the period                                              5,687         372
                                                          --------    --------
Cash and cash equivalents at the end of the period        $  7,973    $  9,453
                                                          ========    ========

                             See accompanying notes.

                                  VIDAMED, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)

1.       Basis of presentation

The accompanying unaudited condensed consolidated financial statements of VidaMed, Inc. (the "Company" or "VidaMed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 1996 and the statements of operations for the three and nine month periods ended September 30, 1996 and 1995, and the statements of cash flows for the nine month periods ended September 30, 1996 and 1995, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission.

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

                                                    Nine months ended
                                                    September 30, 1995
                                                    ------------------

         Pro forma net loss per share                    $(1.59)
                                                   ====================

         Shares used in computation                     6,903,000
                                                   ====================

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

4.       Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market value. Inventories at September 30, 1996 and December 31, 1995 consist of the following:

                          September 30,     December 31,
                              1996             1995
                           ----------       ----------

         Raw Materials     $  502,000       $  507,000
         Work in process      179,000          154,000
         Finished Goods       956,000          684,000
                           ----------       ----------
                           $1,637,000       $1,345,000
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

Although the Company believes that the interference will not be allowed on the patents, an adverse determination in the current patent office proceeding or in other litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties. There can be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

6.       Cash, cash equivalents and short-term investments

The Company considers all highly liquid investments with maturities from the date of purchase of 90 days or less to be cash equivalents. The Company invests its excess cash with major banks or investment managers. Short-term investments consist of corporate paper and government securities with remaining maturities at the date of purchase of greater than 90 days and less than one year. Short-term investments are designated as available for sale and carried at fair market value, with unrealized gains and losses reported in stockholders' equity.

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

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 1996 and 1995, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 10K for the year ended December 31, 1995.

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

Overview

VidaMed has a limited history of operations and has experienced significant operating losses since inception. As of September 30, 1996, the Company had an accumulated deficit of $48.8 million. The Company commenced sales of its TransUrethral Needle Ablation ("TUNA") system in late 1993. Revenues for the three and nine months ended September 30, 1995 also include consulting revenues and electronic component sales by Scionex, a wholly-owned subsidiary acquired in June 1994. Sales by Scionex to third parties have been discontinued as of the end of 1995 as Scionex has directed all of its activities to development and production of the radiofrequency generators for the TUNA System. Revenues for the quarters ended September 30, 1996 and 1995 include license fees for distribution rights in Japan and for the quarter ended September 30, 1995 includes a United Kingdom government grant which ended June 30, 1996.

VidaMed anticipates that a substantial amount of its revenues from product sales in the future will be from sales in the United States. The Company filed a premarket 510(k) notification with the Food and Drug Administration ("FDA") for the TUNA System in March 1996. The Company will not be permitted to market the TUNA System for BPH in the United States until approval of such 510(k) notification is received. The company received FDA clearance to market the TUNA System in the United States on October 8, 1996. Currently, VidaMed sells its products primarily internationally to distributors who resell to physicians and hospitals. Sales to distributors are made on open credit terms and may include volume purchase discounts and extended payment terms. Therefore, distributors may purchase several months of inventory at one time to take advantage of discounts and extended payment terms. While revenue from product sales are generally recognized at the time of shipment (net of allowances for discounts and estimated returns), a portion of the Company's initial shipments to distributors have not been recognized as revenues due to extended payment terms or limited sell through experience associated with these distributors. The Company anticipates continuing this revenue recognition policy; however, as its distributor relationships mature, the Company believes that it will recognize a greater portion of revenues upon shipment.

The Company expects its operating losses to continue through at least fiscal year 1996 as it continues to expend substantial resources in expansion of marketing and sales activities as a result of recent FDA approval of the Company's 510(k) notification for the TUNA System, funding clinical trials in support of regulatory and reimbursement approvals, and research and development. The Company's future profitability will be dependent upon, among other factors, market acceptance of the TUNA System and availability of third-party reimbursement for procedures performed with the TUNA System.

Although the Company has received FDA approval of its 510(k) notification for the TUNA System for treatment of BPH and has commenced marketing of the TUNA System in the United States, there can be no assurance that the TUNA System will be deemed clinically or cost effective by health care providers and payors, will be deemed superior to other current and emerging methods for treating BPH or will achieve significant market acceptance in the United States market.
Furthermore, determinations as to eligibility of the TUNA System for reimbursement by private and governmental health payors are made by such payors independently of the FDA approval, and, accordingly, there can be no assurance that the TUNA procedure will be eligible for reimbursement in the United States under either private or governmental healthcare payment systems. Ineligibility of TUNA procedures for reimbursement would have an adverse effect on the ability of the TUNA System to achieve market acceptance. Failure of the TUNA System to achieve market acceptance in the United States would have a material adverse effect on business, financial condition and results of operations of the Company.

The Company does not have a backlog of orders for its products in countries where the TUNA System is approved and anticipates that it will continue to manufacture and ship orders after their receipt. Accordingly, the Company does not anticipate that it will develop a significant backlog in the future.

Results of Operations

Net revenue for the three months ended September 30, 1996 decreased 59% to $295,000 from $724,000 in the three months ended September 30, 1995. Product sales in the third quarter of 1996 decreased 60% to $245,000 from $615,000 in the same period in 1995. The decrease in product sales between the third quarter of 1995 and 1996 is the result of the discontinuance of Scionex sales to third party customers in 1996, shipment of products for clinical evaluation to the Japanese distributor in 1995 and the completion of a U.K. government grant in the Company's second quarter of 1996. For the first nine months of 1996 net revenue decreased 43% to $1,385,000 from $2,411,000 during the same period in 1995. Product sales for the first nine months of 1996 decreased 46% to $1,121,000 from $2,083,000 during the same period in 1995. The decrease in product sales is primarily due to the discontinuance of Scionex sales to third party customers. Scionex had sales of approximately $725,000 in the first nine months of 1995.

Cost of product sales decreased 33% to $709,000 in the three months ended September 30, 1996 from $1,058,000 in the three months ended September 30, 1995. For the nine months ended September 30, 1996 cost of product sales decreased 19% to $2,331,000 from $2,887,000 in the same period in 1995. The decrease is primarily due to lower product sales in the first nine months of 1996, although excess overhead caused by decreased production partially offset the reduction.

Research and development expenses decreased 33% to $1,249,000 in the three months ended September 30, 1996 from $1,869,000 in the three months ended September 30, 1995. For the nine months ended September 30, 1996 research and development expenses decreased 19% to $3,999,000 from $4,957,000 in the same period in 1995. The decrease was primarily due to lower clinical trial expenses in 1996, but was partially offset by an increase in product development material costs. The decrease in clinical trial costs is due to the completion of the enrollment in the U.S. clinical trials in 1995.

Selling, general and administrative expenses increased 9% to $1,891,000 in the three months ended September 30, 1996 from $1,736,000 in the three months ended September 30, 1995. For the nine months ended

September 30, 1996 selling, general and administrative expenses increased 6% to $5,502,000 from $5,209,000 in the same period in 1995. The increase was primarily due to increased sales and marketing expense incurred in anticipation of the U.S. TUNA product launch. Sales and administrative personnel were hired throughout 1996 in preparation of U.S. commercial introduction of the TUNA System.

Total operating expenses in the three months ended September 30, 1996 decreased 17% to $3,848,000 from $4,662,000 in the three months ended September 30, 1995. Total operating expenses for the first nine months of 1996 decreased 9% to $11,832,000 from $13,053,000 in the same period in 1995.

Other income for the three and nine months ended September 30, 1996 was $10,000 and $19,000, respectively, compared to other income of $20,000 and other expense of $301,000 for the comparable periods in 1995. This change in the nine month amount is primarily due to interest earned on proceeds from the IPO in June 1995 and Convertible Notes issued March 1996 offsetting interest expense in 1996.

The net loss for the three and nine month periods ended September 30, 1996 was $3,544,000 and $10,428,000, respectively, compared to $3,918,000 and $10,943,000 for the comparable periods in 1995.

Liquidity and Capital Resources

At September 30, 1996 the Company's cash, cash equivalents and short-term investments were $9,962,000, compared to $13,690,000 at December 31, 1995. In June 1995 the Company completed an initial public offering of 3,565,000 shares of Common Stock at a price to the public of $6.50 per share. The net proceeds of the offering to the Company, after deducting underwriting discounts and expenses, were $20.8 million. In March 1996, the Company completed the issuance of $10.1 million in convertible subordinated notes. As of June 30, 1996 all of the $10.1 million in principal and accrued interest on these notes had been converted into an aggregate of 1,375,676 shares of Common Stock.

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

During the nine months ended September 30, 1996 and 1995, VidaMed consumed cash in operations of $9,372,000 and $9,770,000, respectively. The changes in cash used in operations were due to decreased research and development associated with clinical trial costs offset in part by increased selling expenses associated with the anticipated U.S. TUNA product launch.

Although VidaMed believes that its current capital resources and cash generated from the sale of products will be sufficient to meet the Company's operating and capital requirements through the next twelve months, there can be no assurance that the Company will not require additional financing within this time frame. There can be no assurance that additional financing, if required, will be available on satisfactory terms or at all. In any event, VidaMed may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. VidaMed's future liquidity and capital requirements will depend on numerous other factors, including progress of clinical trials, actions related to regulatory and reimbursement matters, and the extent to which the TUNA system gains market acceptance.

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

            None

Item 6.     Exhibits and Reports on Form 8-K

                     a) Exhibits

                         (11.1) Statement Re: Computation of Net Loss Per Share

                         (27.1)  Financial Data Schedule

                     b) Reports on Form 8-K. No reports on Form 8-K were filed
                          during the quarter ended September 30, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.


                                       VIDAMED, INC.

Date:    November 12, 1996             By:     /s/   James A. Heisch
      --------------------------            ------------------------
                                            James A. Heisch
                                            President, Chief Executive Officer,
                                            Chief Financial Officer
                                            (Principal Financial Officer)

Date:    November 12, 1996             By:    /s/   Thomas M. Fahey
      -----------------------------        ------------------------
                                            Thomas M. Fahey
                                            Director of Finance
                                            (Principal Accounting Officer)

INDEX TO EXHIBITS



EXHIBIT
NUMBER   DESCRIPTION

 11.1    Statement regarding computation of net loss per share

 27.1    Financial Data Schedule