Form 10-K
period 1996-12-31
VIDAMED INC
filed 1997-03-28
CIK 929900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                         Commission File Number: 0-26082

                                  VIDAMED, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                         77-0314454
------------------------                       ---------------------------------
(State of incorporation)                       (IRS Employer Identification No.)

                           1380 Willow Rd., Suite 101
                              Menlo Park, CA 94025
                    (Address of principal executive offices)

                                 (415) 328-8781
                         (Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                  Title of Class: Common Stock, $.001 par value

                        Preferred Shares Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the registrant held by non-affiliates as of March 17, 1997 was $91,386,141.

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 11,247,525 as of March 17, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 1997 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K. Certain information is incorporated into Parts II and IV of this report by reference to the Registrant's annual report to stockholders for the year ended December 31, 1996.

                                  VIDAMED, INC.

                                      INDEX

                                                                                        Page
PART I                                                                                  Number
                                                                                        ------
     Item 1.      Business                                                                 1
     Item 2.      Properties                                                              13
     Item 3.      Legal Proceedings                                                       14
     Item 4.      Submission of Matters to a Vote of Security Holders                     14

PART II

     Item 5.      Market for the Registrant's Common Equity and Related Stockholders
                  Matters                                                                 14
     Item 6.      Selected Financial Data                                                 14
     Item 7.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                   14
     Item 8.      Financial Statements and Supplementary Data                             14
     Item 9.      Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                    14

PART III

     Item 10.     Directors and Executive Officers of the Registrant                      14
     Item 11.     Executive Compensation                                                  15
     Item 12.     Security Ownership of Certain Beneficial Owners and Management          15
     Item 13.     Certain Relationships and Related Transactions                          15

PART IV

     Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K         16

                                     PART I

Item 1 - BUSINESS

         VidaMed, Inc. (the "Company" or "VidaMed") designs, develops, manufactures and markets technologically and clinically advanced, cost effective systems for urological applications. The Company's initial focus is upon the treatment of benign prostatic hyperplasia ("BPH"). The Company's first product, the patented TUNA System, is designed to offer a cost effective, minimally invasive alternative therapy with compelling clinical advantages for BPH treatment. The Company commenced manufacturing production and international product sales in 1993. The Company received clearance from the Food and Drug Administration ("FDA") in October 1996 for the treatment of symptoms associated with BPH. The Company sells its products primarily to urologists, surgery centers and hospitals in the United States and internationally to distributors who resell to physicians and hospitals.

         VidaMed was founded as a California corporation in July 1992 and was reincorporated in Delaware in June 1995. VidaMed's principal offices are located at 1380 Willow Road, Suite 101, Menlo Park, California. The Company's telephone number is (415) 328-8781.

Overview

         This Report on Form 10-K contains certain forward looking statements regarding future events with respect to the Company. Actual events and future results of operations may differ materially from those contemplated by such forward-looking statements as a result of certain factors discussed herein under "Competition," "Marketing and Customers," "Third Party Reimbursement," "Government Regulation," "Clinical Status," "Manufacturing," "Patents and Trade Secrets," "Product Liability and Insurance" and "Additional Risk Factors."

         The prostate is a fibromuscular gland in the male which lies immediately below the bladder. The normal prostate is approximately the size of a walnut. Usually in the fourth decade of life, the prostate begins to enlarge and causes a condition called benign prostatic hyperplasia (BPH). Benign nodules grow around the tube-like urethra that empties the bladder and passes through the center of the prostate. This growth obstructs the flow of urine through the urethra.

         As a result of this obstruction, men begin to experience problems with urination such as frequency, the need to urinate more often, especially at night; urgency, the sudden sensation that you need to find a toilet; incomplete emptying of the bladder; and burning or pain during urination. A delay in treatment can have serious consequences, including complete obstruction (acute retention), loss of bladder functions, and in extreme cases, kidney failure. The symptoms can be debilitating and can significantly alter a sufferer's quality of life.

         BPH or enlarged prostate is a very common condition among older men. According to industry sources, the percentage of men suffering from symptoms of BPH is approximately 30% for men in their fifties and increases to more than 75% for men over eighty. It is estimated that approximately 30 million men in Western Europe, Japan and the United States have urinary tract problems associated with BPH, including approximately 14 million men in the United States. Most patients experiencing BPH are regularly monitored and given clinical tests by their physicians but, due in part to the side effects and complications associated with current BPH therapies, elect not to receive active intervention (a course of action known as "watchful waiting"). If symptoms persist or worsen, drug therapy or surgical intervention is usually recommended. The most common surgical procedure is Transurethral Resection of the Prostate (known as "TURP"), an invasive procedure in which an electrosurgical loop is used to cut away the prostatic urethra and the surrounding tissue in the prostate thereby widening the urethral channel for urinary flow. Recently, new less invasive surgical procedures have been developed.

         Total BPH related expenditures in the United States are estimated to be approximately $5 billion annually. Industry sources estimate that one million men currently receive medical treatment for BPH in the United States. An estimated 40% of patients in active therapy receive drug treatment for BPH. Prior to the advent of drug therapy in the mid-1990s, a surgical procedure known as transurethral resection of the prostate ("TURP") was the principal treatment modality for BPH. Although the number of TURP procedures performed in the United States has been declining progressively in recent years, TURP remains one of the most common surgical procedures performed on men in the United States and represents the second highest aggregate surgical expense reimbursed by Medicare. The Company believes that the numerous complications associated with TURP are a deterrent to many prospective patients, leading to a decline in the number of TURPs performed in the United States, from a total of 380,000 in 1990 to 260,000 in 1993. The development of less invasive procedures for treatment of BPH could result in a substantial increase in the number of BPH patients who elect to receive interventional therapy. The general aging of the United States population, as well as increasing life expectancies, is also expected to contribute to growth in the BPH therapy market.

         Total BPH related expenditures outside the United States are estimated to be nearly $4 billion annually. Industry sources estimate that approximately 450,000 BPH patients outside the United States are currently receiving drug therapy, and that approximately 550,000 TURP procedures are performed annually outside the United States.

         The BPH market is large and can be expected to continue to grow due to the general aging of the world's population, as well as increasing life expectancies. Improved education on healthcare issues may also encourage more men to seek treatment of their BPH symptoms.

         The rising cost of healthcare in the United States has influenced public support for managed care in order to control spending. Hospitals and doctors are now forced to compete for the managed care dollars. VidaMed believes it is well positioned to provide both managed care and physicians an alternative to drug therapy and costly and invasive surgery and intends to capitalize on this position with the goal of capturing market share.

The TUNA System

         VidaMed has developed the TUNA System to be the therapy of choice for BPH over watchful waiting, drug therapy and current surgical therapies. The TUNA System is designed to restore and improve urinary flow while resulting in fewer complications and adverse effects, shorter recovery time and greater cost effectiveness than other therapies for treating BPH. The Company believes that the cost of treatment with TUNA will be less than the cost of many other interventional BPH therapies because the procedure is designed to be performed on an outpatient basis and to result in fewer complications.

         The principal components of the TUNA system are (i) a single-use needle ablation catheter that delivers RF energy to the prostate, (ii) a low power RF energy generator, (iii) an optical device that allows direct viewing during the procedure and (iiiv) a data recorder.

         TUNA Catheter. The single-use TUNA catheter measures 22 French (approximately seven millimeters) in diameter and contains laterally deployed needles that extend at an approximately 90 degree angle. Each needle is encased by a retractable shield which protects the urethra and is adjusted by the urologist to selectively control the area of prostate tissue ablated during the procedure. Controls on the catheter handle allow for independent advancement and retraction of the needle and shields. Thermocouples located at the shield tip and at the catheter tip record temperatures at the lesion site and in the prostatic urethra. The catheter includes capabilities for irrigation and aspiration, enhancing visualization for the physician and enabling drainage of the bladder without removing and reinserting the catheter. In addition, these capabilities allow the physician to more closely control urethral tissue temperature during the procedure.

         TUNA  RF   Generator.   The  TUNA  RF  energy   generator  is  designed
specifically for use with the TUNA catheter. The RF generator has digital displays indicating the temperature at each thermocouple, the RF power being delivered to each needle, ablation time and electrical impedance. These measurements are used by the physician to control tissue ablation. The generator has both automatic and manual control features and has an automatic shut-off activated by both temperature and impedance measurements to ensure controlled tissue ablation.

         TUNA Optics. The TUNA optical device allows precise positioning of the catheter between the verumontanum and the bladder neck during the procedure using direct vision control. The optical device is reusable after sterilization and is equipped with a three-way exchange adapter, which allows the unit to be used with endoscopic light sources manufactured by other companies.

         TUNA Data Recorder. The TUNA data recorder provides a record of the treatment regarding temperature settings and impedance levels. This proprietary software is loaded onto a laptop computer and provides immediate feedback to the urologist during the TUNA procedure. In addition, the data can be printed and serve as documentation for the patient's record and reimbursement submission.

         The TUNA procedure desiccates prostatic tissue, leading to improved urinary flow, and can be performed in approximately 30 to 45 minutes with local anesthesia, which may be supplemented by intravenous sedation. The TUNA catheter is inserted into the patient's urethra, and the two shielded needle electrodes are then advanced into one of the two lateral lobes of the prostate. Controlled RF energy delivered by the needle electrodes heats targeted portions of the prostate lobe to temperatures of 90 to 100 degrees centigrade, creating a localized area of desiccated tissue measuring approximately one to two centimeters in diameter, while the shields protect the urethra from thermal damage. Once a lesion of sufficient size has been created, the urologist retracts the needles and places the catheter at the next site to be ablated and repeats the process. Typically, two treatments in each lateral prostate lobe are performed depending upon the size of the prostate. If the patient is unable to urinate due to temporary swelling or irritation of the urethra, a catheter will be inserted into the patient's urethra. This catheter, if inserted, is typically left in place for one to two days.

         The Company believes that the design of the TUNA system offers significant advantages over other BPH therapies. Because the TUNA system shields the urethra and delivers controlled RF energy directly into the interior of the prostate, the procedure protects the prostatic urethra and reduces the risk of unintended thermal damage to surrounding structures. In other procedures where this control does not exist, the prostatic urethra and other structures can be damaged or destroyed, causing significant patient discomfort and complications. Clinical trials of the TUNA system indicate that TUNA results in fewer of the complications associated with TURP, including impotence, retrograde ejaculation and incontinence. The Company believes that the cost of the TUNA procedure in the United States, including physician charges, will be significantly less than the cost of TURP. In the United States the TUNA RF generator has a list price of $29,500 and internationally, based on information received from its distributors, the Company believes that the TUNA RF generator is sold at prices ranging from $20,000 to $35,000. This capital cost is less than the general surgical lasers required to perform laser procedures and the ultrasound and microwave devices required for other surgical procedures.

         The Company believes TUNA will also provide patients, physicians and health care payors with a clinically and economically superior alternative to ongoing drug therapy and watchful waiting. To date, the symptomatic relief experienced by patients in the Company's clinical trials suggests that TUNA may provide greater relief than drug therapy or watchful waiting. The Company believes that if the relief provided by TUNA proves to be sufficiently long lasting, TUNA may prove to be economically superior to the noninvasive approaches. To date, the Company's available two-year clinical follow-up data for TUNA patients do not suggest the need for retreatment within this time frame. However, there can be no assurance as to whether and how frequently TUNA patients will require retreatment.

BPH Therapy

         Watchful Waiting

         The majority of BPH patients are initially managed through watchful waiting, an approach entailing periodic visits to physicians and clinical testing. The aim of watchful waiting is to monitor the patient's symptoms, treat some of the attendant complications such as bladder infections, and determine when more active intervention is required. For many BPH sufferers, watchful waiting represents only a temporary option due to generally worsening symptoms that eventually require therapeutic intervention. The Company estimates that the annual cost of watchful waiting, consisting of several physician visits and periodic testing, is between $750 and $1,000 per patient. The Company believes that many health care payors have encouraged watchful waiting or drug therapy over surgical intervention, due in large part to the higher costs of interventional therapy, particularly TURP procedures.

         Drug Therapy

         Drug therapy for BPH has been available since FDA approval of three orally administered pharmaceutical products, Proscar (sold by Merck) in 1992, Hytrin (sold by Abbott Laboratories) in 1993 and Cardura (sold by Pfizer) in 1995. Several other pharmaceutical products are currently undergoing clinical trials for BPH symptom relief.

         Proscar blocks hormones that stimulate growth of the prostate. Hytrin, an alpha blocker, disables alpha receptors on smooth muscle cells in the area of the prostate, causing muscle relaxation that alleviates some of the symptoms of BPH. Cardura, also an alpha blocker, acts in a manner similar to Hytrin. A minimum of six months of Proscar treatment may be necessary to determine efficacy and, after 12 months, many patients taking Proscar do not experience an increase in urine flow or an improvement in other BPH symptoms. Side effects for Proscar include impotence, decreased libido and other sexual dysfunction. Side effects for alpha blockers include dizziness, headache and fatigue. According to the United States Department of Health and Human Services, there is no evidence that Proscar or alpha blockers reduce BPH complication rates or the need for future surgery. The average annual cost of single drug therapy is $1,300 for Proscar and $1,400 for alpha blockers. Drug therapy generally must be administered daily for the duration of the patient's life.

         Surgical Treatments for BPH

         Transurethral Resection of the Prostate. TURP has been the primary interventional treatment modality for BPH since the 1940s and remains the most common BPH surgical procedure. TURP is an inpatient procedure requiring general anesthesia or regional anesthesia administered into the spinal column. Patients usually must remain in the hospital for an average of approximately six days and typically miss work for seven to twenty-one days. The TURP procedure is performed by a physician, who uses a visualization scope (known as a cystoscope) inserted through the urethra to view the prostate and an electrically powered metal loop to cut away the prostatic urethra and the surrounding prostatic tissue. The procedure results in complete removal of the prostatic urethra and removal of a substantial portion of the prostate. While TURP results in a dramatic improvement in urine flow, it can also result in serious complications, which may impact negatively on two other measures of BPH symptom relief known as the symptom score and quality of life score. A significant degree of bleeding can occur during the procedure. Due to the trauma to the urethra, patients experience pain during urination and require a urinary catheter, which is typically left in place for several days or longer. The current average Medicare reimbursement for TURP is approximately $8,600. The initial cost to the hospital of the equipment needed to perform TURP, including a power source, cystoscope and electrosurgical loop, is approximately $16,000. This equipment is generally reusable.

         A large number of TURP patients experience complications. Virtually all patients experience a burning sensation upon urination that lasts for up to three weeks following the procedure. According to the United States Department of Health and Human Services, other complications include impotence (14% of patients), retrograde ejaculation (the reverse flow of semen, which often results in sterility) (73%), infection (15%), urethral stricture resulting in a complete inability to urinate (4%), excessive bleeding requiring transfusion (12%) or immediate surgery to stop the bleeding (2%), TURP syndrome (caused by absorption of the irrigation fluids used in TURP and resulting in mental confusion, nausea, visual disturbance and cardiac arrhythmias) (2%) and total urinary incontinence (1%). In addition, approximately 2% of TURP patients die as a result of the procedure and related complications. At least 10% of TURP patients develop BPH symptoms again and require retreatment within five years.

         Recently, a device employing a roller ball instead of an electrosurgical loop has been used to perform the TURP procedure. The roller ball cauterizes as it removes tissue. Like a conventional TURP, this procedure must be performed in a hospital under general or regional anesthesia, results in destruction of the prostatic urethra and requires insertion of a urinary catheter. An early study indicates that many of the same complications of TURP are experienced and that patients are generally required to stay in the hospital at least overnight.

         Laser Assisted Prostatectomy. Laser assisted prostatectomy includes two similar procedures-visual laser assisted prostatectomy ("V-LAP") and contact laser assisted prostatectomy ("C-LAP"). Typically, the procedure is performed in the hospital under either general or regional anesthesia, and an overnight hospital stay is required. In V-LAP and C-LAP, a surgical laser catheter inserted into the urethra burns the prostatic tissue and the prostatic urethra. In V-LAP, the burnt prostatic tissue then necroses, or dies, and over four to twelve weeks is sloughed off during urination. In C-LAP, the prostatic and urethral tissue is burned on contact and vaporized. Complications associated with V-LAP and C-LAP include retrograde ejaculation, infection, incontinence and acute urinary retention. Because of the burning of the prostatic urethra and resulting pain during urination, patients may require a urinary catheter for several days or longer following the procedure. In addition, the sloughing off of dead prostatic tissue following V-LAP can cause acute pain and psychological distress for weeks or months following the procedure. The current average Medicare reimbursement for laser procedures to treat BPH in the United States is approximately $7,000. Approximately 50,000 laser assisted prostatectomy procedures were performed in the United States in 1994, and V-LAP and C-LAP procedures are also performed in major European and Asia Pacific markets. The laser equipment used in these procedures typically costs in excess of $50,000, although this cost can be eliminated by the use of a general surgical laser already owned by the physician or hospital.

         Transurethral Microwave Therapy. In transurethral microwave therapy ("TUMT") a catheter that is inserted into the urethra delivers microwave energy to destroy prostatic tissue. TUMT is typically performed in an outpatient setting under local anesthesia, which may be supplemented by intravenous sedation. Although early experience with TUMT has demonstrated some success in alleviating the symptoms of BPH, the Company believes the difficulty of controlling the absorption of microwave energy in tissue may cause varying treatment outcomes. A microwave system marketed by EDAP Techomed called the Prostatron received FDA clearance in 1996 for treatment of symptoms associated with BPH. Microwave systems have been marketed in certain European countries for several years. The Company believes microwave generators used for performing TUMT are currently priced at approximately $395,000 in the United States.

         Other Surgical Procedures. Several new procedures for treating BPH have recently been introduced, including high-intensity focused ultrasound ("HIFU") and laser delivered interstitial thermal therapy ("LDIT").

         In a HIFU procedure, a high intensity ultrasound beam is used to create heat in a defined area, thereby necrosing prostatic tissue. Clinical trials for HIFU systems are currently underway in the United States and Japan. The procedure may be performed in an outpatient setting under local anesthesia, but general anesthesia may be required if the patient is unable to remain still during the procedure. Early studies show that treatment outcomes are variable, and complications include tissue sloughing that may require catheterization and blood in the urine and seminal fluid. The Company believes that ultrasound systems used in HIFU are currently being marketed at a price of approximately $100,000.

         In an LDIT procedure, a laser fiber is inserted through the urethra into the prostate, and energy is delivered directly into the cellular mass (or interstitium) of the prostate. The interstitial laser procedure is designed to be performed in an outpatient setting under local anesthesia, which may be supplemented by intravenous sedation. Complications observed in early studies include urinary tract infections and stricture.

         In addition, various other procedures that attempt to create an opening for urinary flow without removing prostatic tissue have been used for treatment of BPH. These procedures include transurethral incision of prostate ("TUIP"), balloon dilation and stenting. Open surgery, in which the entire prostate gland is removed, is often used as a treatment for prostate cancer but is rarely used for treatment of BPH.

         The Company believes that none of these procedures offers patients, physicians and payors collectively all of the advantages of the TUNA System and procedure.

Competition

Competition in the market for treatment of BPH is intense and is expected to increase. The Company believes its principal competition will come from invasive therapies, such as TURP, and noninvasive courses of action, such as drug therapy and watchful waiting. The Company may encounter competition from emerging therapies in attracting clinical investigators as well as prospective clinical trial patients. Most of the Company's competitors have significantly greater financial, technical, research, marketing, sales, distribution and other resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective or commercially attractive than any which are being developed by the Company. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations.

         Any product developed by the Company that gains regulatory approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company can develop products, complete clinical testing and regulatory approval processes, gain reimbursement acceptance and supply commercial quantities of the product to the market are expected to be important competitive factors. The Company expects that competition in the BPH field will also be based, among other things, on the ability of the therapy to provide safe, effective and lasting treatment, cost effectiveness of the therapy, physician, health care payor and patient acceptance of the procedure, patent position, marketing and sales capability, and third party reimbursement policies.

Marketing and Customers

         VidaMed has positioned itself for worldwide distribution of the TUNA System. VidaMed's sales and marketing staff are currently located in the United States, United Kingdom, and Venezuela where direct distribution takes place. In the United States, the Company markets the TUNA System through a network of five VidaMed sales managers and approximately 35 independent dealers and representatives. A network of distributors, supported by VidaMed staff, cover other countries throughout Asia, Europe and South America. Century Medical has paid the Company $1.0 million for exclusive distribution rights in Japan for a period of five years commencing with the receipt, if any, of Japanese regulatory approval for the TUNA System. At such time, Century Medical will be obligated to pay the Company an additional $500,000.

         Key urologists around the world have adopted the TUNA procedure as a new treatment for symptomatic BPH. The Company believes that the endorsements made by these early adopters will assist in the United States marketing efforts to create acceptance in the urological community. VidaMed will continue to be represented at all major urology conferences in the United States and the rest of the world. A number of educational workshops were presented in 1996 to over 400 urologists in order to educate doctors on how to perform the TUNA procedure. The Company has prepared a number of patient awareness and education materials for urologists to use to expand their medical practice. Reimbursement specialists are working with the Company to develop billing programs for physicians and insurance companies. VidaMed is committed to delivering a quality product to its customers and to reinforce product delivery with excellent customer service and field support.

         The TUNA System represents a new therapy for BPH, and there can be no assurance that the TUNA System will gain any significant degree of market acceptance among physicians, patients and health care payors, even if necessary international and United States regulatory and reimbursement approvals are obtained. Physicians will not recommend the TUNA procedure unless they conclude, based on clinical data and other factors, that it is an attractive alternative to other methods of BPH treatment, including more established methods such as TURP and drug therapy. In particular, physicians may elect not to recommend the TUNA procedure until such time, if any, as the duration of the relief provided by the procedure has been established. Broad use of the TUNA System will require the training of numerous physicians, and the time required to complete such training could result in a delay or dampening of market acceptance. Even if the clinical efficiency of the TUNA procedure is established, physicians may elect not to recommend the procedure unless acceptable reimbursement from health care payors is available. Health care payor acceptance of the TUNA procedure will require evidence of the cost effectiveness of TUNA as compared to other BPH therapies, which will depend in large part on the duration of the relief provided by the TUNA procedure. A thorough analysis of multi-year patient follow-up data will be necessary to assess the durability of the relief provided by TUNA therapy. Patient acceptance of the procedure will depend in part on physician recommendations as well as other factors, including the degree of invasiveness and rate and severity of complications associated with the procedure as compared to other therapies.

Third Party Reimbursement

         The Company believes that the acceptance of the TUNA procedure will depend not only on its clinical efficacy and cost effectiveness, but also on the receipt of third party reimbursement. To date, the Company has been focused on obtaining reimbursement approvals in international markets and upon FDA clearance of the TUNA System has begun the reimbursement process in the United States. The main types of reimbursement systems in international markets are government sponsored health care and private insurance. Countries with government sponsored health care, such as the United Kingdom, Italy and Sweden, have a centralized, nationalized health care system. New devices are brought into the system through negotiations between departments at individual hospitals at the time of budgeting. In most foreign countries, there are also private insurance systems that may offer payments for alternative therapies. Although not as prevalent as in the United States, health maintenance organizations are beginning to appear in Europe, particularly in Spain. Regardless of the type of reimbursement system, the Company believes that physician advocacy of the TUNA System will be the key to obtaining reimbursement.

         The Company seeks to obtain reimbursement approvals for the TUNA procedure by addressing the reimbursement systems in individual countries and is in the early stages of implementing this strategy. In the United States, most medical procedures are reimbursed by a variety of third party payors, including Medicare and private insurers. Health Care Financing Administration ("HCFA") determines whether Medicare will reimburse for a particular procedure, based on its assessment of the procedure's safety and efficacy. Private third party payors base their reimbursement decisions partly on HCFA's policies and also on their own independent analyses of the cost effectiveness of such procedures.

         VidaMed's strategy for obtaining reimbursement authorization for the TUNA procedure in the United States is to establish the safety, efficacy and cost effectiveness of the TUNA procedure compared to other treatments for BPH. The Company is working aggressively to receive third party reimbursement for the TUNA procedure in the United States since FDA clearance was received, however, there can be no assurance that reimbursement for TUNA procedures will be available in the United States. The TUNA procedure has received reimbursement from several third party payors and the Company is actively seeking approval from major third party payors. Furthermore, the cost effectiveness of TUNA, and therefore reimbursement, will also depend on the duration of the relief provided by the TUNA procedure.

         Currently, the Company has received governmental approval in New Zealand to submit reimbursement claims for TUNA procedures under an existing treatment code. In Italy, TUNA procedures have been reimbursed under standard codes for BPH treatment. In Germany, TUNA procedures have been reimbursed by private insurers on a case-by-case basis. The Company has recently started formal reimbursement clinical trials in Germany and France in order to obtain reimbursement in those two countries. Market acceptance of the TUNA System will depend on availability of reimbursement in international markets targeted by the Company and will require reimbursement approvals in addition to those already obtained. There can be no assurance that the TUNA System will receive the necessary reimbursement approvals in all such markets, or that physicians will support reimbursement for TUNA procedures.

         Failure of the Company to receive reimbursement approvals from governmental and private health care payors in the United States and in international markets targeted by the Company, or changes in the reimbursement policies of governmental or private health care payors that adversely affect reimbursement for TUNA procedures, would have a material adverse effect on the Company's business, financial condition and results of operations.

Government Regulation

         United States

         The Company's TUNA System is regulated in the United States as a medical device by the FDA under the Federal Food, Drug, and Cosmetic Act ("FDC Act") and requires approval by the FDA prior to commercialization. Pursuant to the FDC Act, the FDA regulates the manufacture, distribution and production of medical devices in the United States. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant approval for devices, and criminal prosecution. Medical devices are classified into one of three classes, class I, II or III, on the basis of the controls necessary to reasonably ensure their safety and effectiveness. The safety and effectiveness can be assured for class I devices through general controls (e.g., labeling, premarket notification and adherence to GMPs) and for class II devices through the use of special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices).

         Before a new device can be introduced into the market, the manufacturer must generally obtain FDA clearance through either a 510(k) notification or a premarket approval ("PMA"). A 510(k) clearance will be granted if the submitted data establishes that the proposed device is "substantially equivalent" to a legally marketed class I or II medical device, or to a class III medical device for which the FDA has not called for a PMA. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past. It generally takes from three to nine months from submission to obtain a 510(k) clearance, but it may take longer. The FDA may determine that the proposed device is not substantially equivalent, or that additional data is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional data, could delay the market introduction of new products that fall into this category and could have a materially adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will obtain 510(k) clearance within the above time frames, if at all, for any device for which it files a future 510(k) notification. In June 1995, the Company received 510(k) clearance for its TransUniversal Needle Ablation System, a system based on the Company's core RF technology. Such clearance is for general surgical use for soft tissue ablation, and the Company is prohibited from marketing the device for more specific indications without additional FDA clearances that may require the submission of clinical data. The Company did not introduce this device in the United States due to the 510(k) submission in March of the TUNA System. The TUNA System was submitted for a BPH treatment indication which provides a significant advantage in marketing the product. For any of the Company's products that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or efficacy will require new 510(k) submissions. The Company is prohibited from marketing its general electrosurgical device for treatment of BPH without receipt of additional FDA clearance for such device.

         In 1995, the FDA concurred with VidaMed's request to change the regulatory requirement of the TUNA System from a PMA to a 510(k). This regulatory change provides VidaMed the opportunity to commercialize the TUNA System in the United States earlier than originally expected. The 510(k) was filed in March of 1996 and FDA clearance was received in October 1996.

         If a manufacturer or distributor of medical devices cannot establish that a proposed device is substantially equivalent to a legally marketed device, the manufacturer or distributor must seek premarket approval of the proposed device through submission of a PMA application. A PMA application must be supported by extensive data, including, in many instances, preclinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. Following receipt of a PMA application, if the FDA determines that the application is sufficiently complete to permit a substantive review, the FDA will "file" the application. Under the FDC Act, the FDA has 180 days to review a PMA application, although the review of such an application more often occurs over a protracted time period, and generally takes approximately two years or more from the date of filing to complete.

         The PMA application approval process can be expensive, uncertain and lengthy. A number of devices for which premarket approval has been sought have never been approved for marketing. The review time is often significantly extended by the FDA, which may require more information or clarification of information already provided in the submission. During the review period, an advisory committee likely will be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the FDA's GMP requirements prior to approval of an application. If granted, the approval of the PMA application may include significant limitations on the indicated uses for which a product may be marketed.

         If necessary, the Company will file a PMA application with the FDA for approval to sell its potential products commercially in the United States when it has developed such products. There can be no assurance that the Company will be able to obtain necessary PMA application approvals to market such products on a timely basis, if at all, and delays in receipt or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company is also required to register as a medical device manufacturer with the FDA and state agencies, such as the California Department of Health Services ("CDHS") and to list its products with the FDA. As such, the Company is subject to inspections by both the FDA and the CDHS for compliance with the FDA's GMP and other applicable regulations. These regulations require that the Company maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. Further, the Company and the third party manufacturers of its products are required to comply with various FDA requirements for design, safety, advertising and labeling. The Company has not yet undergone an FDA GMP inspection. However, the Company has undergone two annual CDHS GMP inspections in January 1995 and in February 1996, both of which were satisfactory.

         The Company is required to provide information to the FDA on death or serious injuries alleged to have been associated with the use of its medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits a cleared or approved device from being marketed for uncleared or unapproved applications. If the FDA believes that a company is not in compliance with the law, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the company, its officers and its employees. Failure to comply with the regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

         The advertising of most FDA-regulated products is subject to both FDA and Federal Trade Commission jurisdiction. The Company also is subject to regulation by the Occupational Safety and Health Administration and by other governmental entities.

         Regulations regarding the manufacture and sale of the Company's products are subject to change. The Company cannot predict the effect, if any, that such changes might have on its business, financial condition or results of operations.

         International

         Sales of medical devices outside the United States are subject to regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ.

         VidaMed has received regulatory approvals where required for commercial sale of the TUNA System in all major international markets, except Japan. In May 1994 the Company's United Kingdom facility passed inspection by the United Kingdom Department of Health and received GMP certification. In June 1994, the Company received a report of compliance for the TUNA system from the British Standards Institute ("BSI") and in August 1994 the Company received a certificate of compliance with IEC 601-1 and IEC 601-2 regulations from TUV Product Services. TUV and BSI certifications, which are issued by organizations analogous to Underwriters Laboratories in the United States, are focused on device safety and adherence of the device to published electronic or mechanical specifications. In February 1995, the Company received ISO 9002 certification for its manufacturing facility in the United Kingdom. ISO 9002 certification is based on adherence to established standards in the areas of quality assurance and manufacturing process control. These certifications allow the Company to affix the CE mark to the TUNA system, permitting the Company to commercially market and sell the TUNA system in all countries of the European Economic Area. In order to maintain these approvals, the Company is subject to periodic inspections. Additional product approvals from foreign regulatory authorities may be required for international sale of the Company's general electrosurgical device for which an FDA 510(k) notification has been filed. Failure to comply with applicable regulatory requirements can result in loss of previously received approvals and other sanctions and could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's distributor in Japan, Century Medical, will be responsible for management of clinical trials and obtaining regulatory approval for the TUNA System, and such approval will therefore be outside the Company's control. Century Medical submitted an application to Japanese regulatory authorities in October 1996, and approval is expected by the end of 1997, however, there can be no assurance as to when or whether such approval will be received.

Clinical Status

         The Company is performing clinical trials of the TUNA System to obtain clinical data to obtain long-term data, to obtain regulatory approval in Japan and to obtain data to support reimbursement approvals in various markets. The Company began international clinical evaluation of the TUNA system in March 1993. As of December 31, 1996, over 500 patients had undergone TUNA procedures in clinical trials worldwide, including more than 150 patients in the United States.

         In July 1994, the Company completed a pilot safety study in the United States. In September 1994, the Company received FDA approval for, and in late 1994 commenced, a controlled, randomized, multicenter clinical trial in the United States involving at least 200 patients with 12-month follow-up data. This clinical study was designed to measure the safety and efficacy of the TUNA System compared to TURP in two groups of at least 100 patients each. In September 1995 the FDA issued a new guidance document for adding BPH label claims to surgical lasers and certain other previously cleared devices. This guidance document changed the regulatory filing document from a PMA to a 510(k). In October 1995, the FDA concurred with VidaMed's request that the TUNA System be covered under this policy. This change reduced the number the clinical study patient requirements from two groups of at least 100 patients each to 50 patients in each group, and only require 6-month follow-up data. This significantly shortened the time needed to complete the clinical study and resulted in a 510(k) filing to the FDA in March of 1996. The Company has agreed with the FDA to monitor the patients in the multicenter study for long-term data of at least 5 years.

         The Company is currently conducting clinical trials in Germany, the United Kingdom, France, and Australia for reimbursement approval or acceptance within the medical community. In addition, Japan requires clinical trials and regulatory approval prior to commercial sale of the TUNA System, and such clinical trials were completed in 1996. The Company's distributor in Japan, Century Medical, is responsible for the management of Japanese clinical trials and initiated such trials under a protocol agreed upon with the Japanese Ministry of Health and Welfare requiring six-month follow-up data. Upon completion of these trials, Century Medical prepared and submitted the regulatory submissions to the Ministry of Health and Welfare.

         In the clinical trials conducted both in the United States and internationally, significant relief from BPH symptoms has been observed in the majority of patients for whom follow-up data are available. Follow-up data being collected include urine flow rates and two standard measures of BPH symptom relief, known as symptom score and quality of life score. The Company believes the results provide preliminary indication that treatment with the TUNA System provides clinically significant relief from the symptoms associated with BPH. There can be no assurance that equivalent results will be achieved over a longer follow-up period or in a larger patient population, or that the results of clinical trials will be sufficient to obtain required foreign regulatory and reimbursement approvals or physician acceptance.

Manufacturing

         The Company's strategy is to manufacture products for commercial sales at its facility in Plymouth, England and Menlo Park, California. The Company has received ISO 9002 certification and United Kingdom GMP approval for the manufacture of the TUNA System at the United Kingdom facility. The Company manufactures the TUNA catheter at its Plymouth facility and the RF generator at its Menlo Park facility. Beginning in 1997 the Company has contracted with a third party manufacturer for the production of the RF generator.

         VidaMed purchases components used in the TUNA System from various suppliers and relies on single sources for several components. Delays associated with any future component shortages, particularly as the Company scales up its manufacturing activities in support of commercial sales, would have a material adverse effect on the Company's business, financial condition and results of operations.

         At various assembly stages, each production lot undergoes thorough testing by trained personnel to ensure compliance with the Company's stringent specifications, which are based on international quality assurance standards. The Company's quality assurance group independently verifies, at various steps in the manufacturing cycle, that product fabrication and inspection processes meet the Company's specifications and applicable regulatory requirements.

         The Company currently manufactures the TUNA System in limited quantities at its United Kingdom facility. However, the Company does not have experience in manufacturing its products in commercial quantities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and lack of qualified personnel. Difficulties encountered by VidaMed in manufacturing scale-up could have a material adverse effect on its business, financial condition and results of operations. In mid-1994, the Company experienced problems at its United Kingdom facility with respect to mechanical aspects of the TUNA catheter's needle assembly. As a result, a substantial portion of catheters in the field were returned for rework. The Company has modified its manufacturing process to rectify these problems and has completed product rework. However, there can be no assurance that future manufacturing difficulties or product recalls, either of which could have a material adverse effect on the Company's business, financial condition and results of operations, will not occur.

         Any products manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by FDA including recordkeeping requirements and reporting of adverse experience with the use of the device. The Company's manufacturing facilities are subject to periodic inspection by FDA, certain state agencies and foreign regulatory agencies. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business. There can be no assurance that the Company will not be required to incur significant costs to comply with laws and regulations in the future or that laws or regulations will not have a material adverse effect upon the Company's business.

Research and Development

         The Company's research and development efforts are currently focused on improving the features and reducing the cost of the TUNA System. These efforts have resulted in improvements to the TUNA System, including: (i) improved optics for enhanced visualization during the TUNA procedure, (ii) the addition of irrigation and aspiration ports, (iii) automation of certain functions of the TUNA RF generator, (iv) reductions in the cost of the TUNA catheter by reducing the number of components comprising the catheter device, and (v) the development of the data recorder which provides a record of temperature and impedance levels during the TUNA procedure.

         The Company has also developed a general electrosurgical device for tissue ablation that is based on its core RF and catheter technology. In June 1995, the Company received FDA 510(k) marketing clearance for such device. The 510(k) clearance for this device is for general surgical use, and the Company is prohibited from marketing the device for more specific indications without additional FDA clearances that may require the submission of clinical data.

         Ongoing research and development efforts include increasing the range of energy output of the RF generator, providing support for clinical trials, interfacing with physicians to develop product enhancements and developing devices for urological applications in addition to BPH. The Company's in-house research and development program uses a network linking CAD/CAM capability and advanced graphic design workstations with a computerized machine shop. These capabilities allow the Company to produce molds, custom parts and tooling, enabling rapid prototyping and pre-production evaluation of devices.

Patents and Trade Secrets

         The Company files patent applications to protect technology, inventions and improvements that are significant to the development of its business. The Company has been issued 25 United States patents covering a method of prostate ablation using the TUNA System and the design of the TUNA System. The Company currently has approximately 25 patent applications on file in the United States and over 50 corresponding patent applications on file in various foreign countries. In addition, the Company holds licenses to certain technology used in the TUNA System. There can be no assurance that the Company's 25 issued United States patents, or any patents which may be issued as a result of the Company's applications, will offer any degree of protection. There can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets.

          Interference proceedings maybe declared by the United States Patent and Trademark Office ("USPTP") for the purpose of determining which of the parties in the interference was the first to invent the subject matter of the interference. In 1995, EP Technologies, Inc. ("EPT") and the University of California, which have filed patent applications relating to ablation of body tissue, requested that the USPTO declare an interference with a third party's issued patent and two then-pending VidaMed patent applications. To date, the Company has not received notice to the effect that the USPTO has declared such an interference. There can be no assurance that the USPTO will not declare an interference involving VidaMed or that, if declared, such interference will not be determined adversely to the Company. If an interference proceeding were determined adversely to the Company, the Company's patent claims that are the subject of the interference would not be issued and the patent claims issued to the prevailing party could cover aspects of the Company's products and activities. In addition, there can be no assurance that the USPTO will not use the prevailing party's application to reject the allowed claims of the Company. The enforcement of any such patent claims against VidaMed could have a material adverse effect on the Company's business, financial condition and results of operations.

          The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. The Company is aware of patents held by other participants in the BPH market, and there can be no assurance that the Company will not in the future become subject to patent infringement claims and litigation or USPTO interference proceedings. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. The Company, Mr. Edwards, who was a founder and the Company's former Chief Executive Officer, and a co-founder and former director of VidaMed settled a dispute in 1995 with EPT relating to, among other things, certain inventions of Mr. Edwards. Pursuant to the settlement, mutual releases were granted.

         Any litigation or interference proceedings could result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

         In addition to patents, the Company relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through proprietary information agreements with employees, consultants and other parties. The Company's proprietary information agreements with its employees and consultants contain industry standard provisions requiring such individuals to assign to the Company without additional consideration any inventions conceived or reduced to practice by them while employed or retained by the Company, subject to customary exceptions. There can be no assurance that proprietary information agreements with employees, consultants and others will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

         The  proprietary  information  agreement  between  the  Company and Mr.
Edwards obligates Mr. Edwards to assign to the Company his inventions and related intellectual property only in the field of urology. Mr. Edwards has assigned to RITA Medical Systems, Inc. ("RITA"), formerly known as ZoMed International, Inc. his inventions in the cancer field. Mr. Edwards has conceived of, and may continue to conceive of, various medical device product concepts for other fields outside of urology, including certain concepts in the gynecology field that have been licensed to an unrelated party. Such party also has an option to purchase all future technology developed by Mr. Edwards in the gynecology field. Product concepts outside of urology developed by Mr. Edwards will not be owned by or commercialized through VidaMed.

         The Company has entered into a cross license agreement with RITA. Under the cross license, RITA has the right to use VidaMed technology in the cancer field and VidaMed has the right to use RITA technology in the treatment of urological diseases and disorders. The cross license between VidaMed and RITA allows both companies to develop products for treatment of prostate cancer and cancers of the lower urinary tract, and VidaMed and RITA may therefore become competitors in this field.

Product Liability and Insurance

         The business of the Company entails the risk of product liability claims. Although the Company has not experienced any product liability claims to date, any such claims could have an adverse impact on the Company. The Company maintains product liability insurance and evaluates its insurance requirements on an ongoing basis. There can be no assurance that product liability claims will not exceed such insurance coverage limits or that such insurance will be available on commercially reasonable terms or at all.

Employees

         As of December 31, 1996, the Company employed 93 individuals on a full-time basis. Of these, 57 are located in the United States, 34 in the United Kingdom and 2 in Australia. The Company also has several part-time employees and consultants. The Company's employees in the United Kingdom are covered under standard United Kingdom services agreements providing severance pay of one to three months in the event of termination of employment without cause. None of the Company's employees is covered under collective bargaining agreements. The Company considers relations with its employees to be good.

Additional Risk Factors

         Limited Operating History; History of Losses and Expectation of Future Losses; Fluctuations in Operating Results. The Company has a limited history of operations. Since its inception in July 1992, the Company has been primarily engaged in research and development of the TUNA System. The Company has experienced significant operating losses since inception and, as of December 31, 1996, had an accumulated deficit of $51.9 million. The development and commercialization by the Company of the TUNA System and other new products, if any, will require substantial product development, clinical, regulatory and other expenditures. The Company expects its operating losses to continue for at least the next 12 to 24 months as it continues to expend substantial resources in the expansion of marketing and sales activities, funding clinical trials in support of regulatory and reimbursement approvals and research and development. There can be no assurance that the TUNA System will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including actions relating to regulatory and reimbursement matters, progress of clinical trials, the extent to which the TUNA System gains market acceptance, varying pricing promotions and volume discounts to distributors, introduction of alternative therapies for BPH and competition.

         Uncertainty Relating to Third Party Reimbursement. The Company's success will be dependent upon, among other things, its ability to obtain satisfactory reimbursement from health care payors for the TUNA procedure. In the United States and in international markets, third party reimbursement is generally available for existing therapies used for treatment of BPH. After FDA approval is received, third party reimbursement for the TUNA procedure is dependent upon decisions by the Health Care Financing Administration ("HCFA") for Medicare, as well as by individual health maintenance organizations, private insurers and other payors.

         Reimbursement systems in international markets vary significantly by country. Many international markets have governmentally managed health care systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as governmentally managed systems.

         Regardless of the type of reimbursement system, the Company believes that physician advocacy of the TUNA System will be required to obtain reimbursement. Availability of reimbursement will depend not only on the clinical efficacy and direct cost of the TUNA procedure, but also on the duration of the relief provided by the procedure. There can be no assurance that reimbursement for the Company's products will be available in the United States or in international markets under either governmental or private reimbursement systems, or that physicians will support reimbursement for TUNA procedures. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors or adverse changes in governmental and private third party payors' policies toward reimbursement for procedures employing the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations.

         Risk of Inadequate Funding. The Company plans to continue to expend substantial funds for the expansion of sales and marketing activities, clinical trials in support of regulatory and reimbursement approvals, research and development and establishment of commercial scale manufacturing capability. The Company may be required to expend greater than anticipated funds if unforeseen difficulties arise in the marketing and sales of the TUNA System, the completion of clinical trials of the TUNA System, in connection with obtaining necessary regulatory and reimbursement approvals or in other aspects of the Company's business. Although the Company believes that existing cash, cash equivalents and short-term investments and equity line of credit together with cash generated from the future sale of products will be sufficient to meet the Company's operating and capital requirements during the next 12 to 24 months, there can be no assurance that the Company will not require additional financing within this time frame. The Company's future liquidity and capital requirements will depend upon numerous factors, including progress of clinical trials, actions relating to regulatory and reimbursement matters, and the extent to which the TUNA System gains market acceptance. Any additional financing, if required, may not be available on satisfactory terms or at all. Future equity financings may result in dilution to the holders of the Company's Common Stock.

         Possible Volatility of Stock Price. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In addition, the market price of the shares of Common Stock is likely to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others, changes in health care policy in the United States and internationally, changes in stock market analyst recommendations regarding the Company, other medical device companies or the medical device industry generally and general market conditions may have a significant effect on the market price of the Common Stock.

Item 2 - PROPERTIES

         The Company's principal facilities are located in Menlo Park, California and Plymouth, England. The Menlo Park facility, a 17,000 square foot facility, serves as Corporate headquarters and is the primary location for research & development activities. The facility is leased through August 1997 with an option to extend through August 1999. The Plymouth facility, which is primarily a manufacturing facility, is approximately 14,800 square feet and was purchased by VidaMed in December 1993 for $750,000. The Company has also leased a 14,800 square foot facility in Sydney, Australia through 1999 which the Company intended to use as a sales office and warehouse. The Company subleased substantially all of the Australian facility in December 1995 for a one year period on essentially the same terms. The sublease terminated and in December 1995 subleased the facility to a new tenant through the end of the lease period on essentially the same terms.

         The Company believes its facilities are in good operating condition but will not be sufficient in the United States to meet the Company's future requirements. The Company has begun to search for additional space in California in order to meet expected manpower and space requirements. The Company has identified facilities that would be adequate for future requirements and believes it will be able to secure such facilities.

Item 3 - LEGAL PROCEEDINGS

         Not applicable.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 1996.

                                     PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS

         The section labeled "Market for Registrant's Common Equity and Related Stockholders matters" appearing on the inside front cover of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

Item 6 - SELECTED FINANCIAL DATA

The  section  labeled  "Selected  Financial  Data"  appearing  on page 15 of the
Company's  1996  Annual  Report  to  Stockholders  is  incorporated   herein  by
reference.

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The section labeled "Management's Discussion & Analysis of Financial Condition and Results of Operations" appearing on pages 13 through 15 of the
Company's  1996  Annual  Report  to  Stockholders  is  incorporated   herein  by
reference.

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 16 through 30, and the Report of Ernst & Young LLP, Independent Auditors, appearing on page 30 of the Company's 1996 Annual Report to Stockholders are incorporated herein by reference.

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 1997 Annual Meeting of Stockholders (the "Proxy Statement") to be held May 7, 1997 and certain information included therein is incorporated herein by reference.

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal No. 1 - Election of Directors" in the Proxy Statement.

         The executive officers of the Registrant, who are elected by the board of directors, are as follows:

         Name                   Age                 Position
         ----                   ---                 --------
         James A. Heisch        53    President,   Chief  Executive   Officer
                                       and  Chief  Financial Officer
         Carol A. Chludzinski   42    Senior Vice President, North American
                                       Sales and Marketing
         John N. Hendrick       45    Vice President and Chief Operating Officer
         Patricia S. Garfield   47    Vice President of Marketing

         James A. Heisch has served as President and Chief Executive Officer since March 1996 and has served as Chief Financial Officer since October 1994. He served as Vice President from October 1994 to May 1995 and was appointed Executive Vice President in May 1995. From December 1990 until October 1994, Mr. Heisch was Chief Financial Officer, Vice President, Finance and Secretary of SuperMac Technology, Inc., a supplier of color graphics systems. From July 1983 until June 1990, Mr. Heisch held various senior management positions, including Senior Vice President and Chief Financial Officer, with Businessland, Inc., a distributor of computer products. Mr. Heisch holds a B.S. in Accounting from San Jose State University and an M.B.A. from the University of Santa Clara. He is a Certified Public Accountant.

         Carol A. Chludzinski has served a Senior Vice President of North American Sales and Marketing since February 1997. From March 1996 to February 1997, Ms. Chludzinski served as Vice President, North American Sales and Marketing. Prior to joining the Company, from 1994 to 1995, Ms. Chludzinksi was Director of Sales for Cybex, Inc., a medical rehabilitation and equipment manufacturer and distributor. From 1990 to 1994, Ms. Chludzinski served as Director of Domestic Sales for Heraeus Surgical, Inc., a surgical laser and other medical equipment manufacturer and distributor. Ms. Chludzinski holds a B.A. in Liberal Arts from Chestnut Hill College.

         John N. Hendrick joined the Company in September 1994 as Vice President and Chief Operating Officer. From 1988 until joining VidaMed, Mr. Hendrick was Vice President of Operations for Allergan Medical Optics, a division of Allergan, Inc. that manufactures ophthalmic and refractive surgical products. From 1986 to 1988, Mr. Hendrick served as Vice President of Manufacturing of the Bentley Division of Baxter Healthcare Corporation. Mr. Hendrick previously served as Vice President of Manufacturing of the Edwards Cardiovascular Division of American Hospital Supply Corporation. Mr. Hendrick holds a B.A. in Business Administration from the University of San Bernadino.

         Patricia S. Garfield joined the Company as Vice President of Marketing in February 1997. From 1994 to 1997 Ms. Garfield was the President and Owner of Health Care Recruiters, an executive search firm specializing in biotech. From 1991 to 1994 Ms. Garfield was Vice President of Marketing for Heraeus Surgical, Inc., a surgical laser and other medical equipment manufacturer and distributor. Ms. Garfield holds a B.A. in Liberal Arts from the University of California at Fullerton.


Item 11 - EXECUTIVE COMPENSATION

         Executive Compensation information contained in the Company's Proxy Statement is incorporated herein by reference.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Security   Ownership  of  Certain   Beneficial  Owners  and  Management
information contained in the Company's Proxy Statement is incorporated herein by reference.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain Relationships and Related Transactions information contained in the Company's Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  a)     1. Financial Statements

         Incorporated by reference into Part II, Item 8 of this Report:
                                                                                Pages in 1996 Annual
                                                                                Report to Stockholders
                                                                                ----------------------
         Consolidated Balance Sheets as of December 31, 1996 and 1995                   16
         Consolidated Statements of Operations for the years ended
           December 31, 1996, 1995 and 1994                                             17
         Consolidated Statement of Stockholders' Equity (Net Capital
           Deficiency) for the years ended December 31, 1996, 1995 and 1994             18
         Consolidated Statements of Cash Flows for the years ended
           December 31, 1996, 1995 and 1994                                             19
         Notes to Consolidated Financial Statements                                    20-30
         Independent Auditors' Report                                                   30

         2. Financial Statement Schedules

                  All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

         3. Exhibits

          Exhibit No.                       Description
         -------------    -----------------------------------------------------

            3.1 Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on March 31, 1995, and an amendment thereto as filed on June 19, 1995. (1)

            3.2            By-laws of the Company. (1)

            4.1 Warrant to Purchase Shares of Series B Preferred Stock, dated April 13, 1993, issued to Dominion Ventures, Inc. (1)

            4.2 Warrant Purchase Agreement, dated November 8, 1993, between the Company and Dominion Ventures, Inc. and Warrant to Purchase Shares of Series C Preferred Stock, issued to Dominion Ventures, Inc. (1)

            4.3 Warrant Purchase Agreement, dated June 30, 1994, between the Company and LINC Capital Management Services, Ltd. and Warrant to Purchase Shares of Series D Preferred Stock, dated June 30, 1994, issued to LINC Capital Management Services, Ltd. (1)

            4.4 Representative Form of Note Subscription Agreement and Convertible Subordinated Promissory Note. (1)

            10.1 Form of Indemnification Agreement between the Company and each of its directors and officers. (1)

            10.2           1992 Stock Plan, as amended. (2)

            10.3           1995 Director Option Plan, as amended. (2)

            10.4           1995 Employee Stock Purchase Plan. (1)

            10.5 Consulting Agreement, dated August 1, 1992, between the Company and Ronald G. Lax. (1)

            10.6 Dominion Ventures Master Lease Agreement, dated April 13, 1993, between the Company and Dominion Ventures, Inc., and First Amendment thereto. (1)

            10.7 Deed of Transfer and Mortgage, dated December 24, 1993, between VidaMed International Ltd. and The Council of the City of Plymouth, England. (1)

            10.8 Master Lease Agreement, dated June 24, 1994, between the Company and LINC Capital Management Services, Inc. (1)

            10.9           Representative  Form  of  International  Distribution
                           Agreement. (1)

            10.10 Settlement Agreement and Mutual Release, dated as of September 7, 1994, between the Company, certain individuals, EP Technologies, Inc. and Charter Venture Capital and Stock Purchase Warrant to Purchase Shares of Common Stock, dated October 13, 1994, issued to EP Technologies, Inc. (1)

            10.11          Cross  License  Agreement,   dated  August  2,  1994,
                           between the Company and ZoMed International, Inc. (1)

            10.12 International Distribution Agreement, dated May 9, 1994, between the Company and Century Medical, Inc.
                           (1)

            10.13 Grant Agreement, dated July 19, 1993, between the Company and the United Kingdom Department of Trade and Industry. (1)

            10.14 Letter employment agreement, dated March 23, 1994, between the Company and David E. Silverman, M.D. (1)

            10.15 Letter employment agreement, dated August 26, 1994, between the Company and John N. Hendrick. (1)

            10.16 Letter employment agreement, dated August 31, 1994, between the Company and James A. Heisch. (1)

            10.17 Restated Shareholder Rights Agreement, dated November 23, 1994, among the Company and holders of the Company's Registerable Securities. (1)

            11.1           Statement of Computation of Loss per Share.

            13.1           Annual Report to Stockholders.

            21.1           Subsidiaries of the Registrant. (1)

            23.1           Consent of Ernst & Young LLP, Independent Auditors

            24.1           Power  of  Attorney  (see   signature  page  of  this
                           Report).

            27.1           Financial Data Schedule.

--------------------

     (1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-90746) and incorporated herein by reference.

     (2) Filed as an Exhibit to the Company's Registration Statement on Form S-8 (File No. 33-80619) and incorporated herein by reference.

b)     Report on Form 8-K

            The Company was not required to and did not file any reports on Form 8-K during the three months ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on the 24st day of March, 1997.


                                           VIDAMED, INC.


                                           By  /s/ James A. Heisch
                                              ----------------------------------
                                                   James A. Heisch, President,
                                                   Chief Executive Officer and
                                                   Chief Financial Officer

                                POWER OF ATTORNEY

                  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints James A. Heisch, as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

        Signatures                       Title                     Date
        ----------                       -----                     ----

 /s/   James A. Heisch             President, Chief            March 24, 1997
--------------------------------    Executive Officer
      (James A. Heisch)             and Chief Financial
                                    Officer (Principal
                                    Executive, Financial
                                    Officer)

 /s/   Thomas M. Fahey             Chief Accounting            March 24, 1997
--------------------------------    Officer
      (Thomas M. Fahey)

 /s/   David L. Douglass           Director
--------------------------------                               March 24, 1997
      (David L. Douglass)

 /s/   Stuart D. Edwards           Director                    March 24, 1997
--------------------------------
      (Stuart D. Edwards)

 /s/   Lawrence G. Mohr, Jr.       Director                    March 24, 1997
--------------------------------
      (Lawrence G. Mohr, Jr.)

 /s/    Michael H. Spindler        Director                    March 24, 1997
--------------------------------
       (Michael H. Spindler)

1996 Annual Report | VIDAMED, Inc

                          CONSOLIDATED BALANCE SHEETS

                                                                                                  DECEMBER 31,
----------------------------------------------------------------------------------------------------------------
                                                                                         1996            1995
----------------------------------------------------------------------------------------------------------------
  Assets:
  CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                                                   $  3,878,700    $  5,686,497
     SHORT-TERM INVESTMENTS                                                         1,976,300       8,003,379
     ACCOUNTS RECEIVABLE, NET OF ALLOWANCE (1996--$168,000, 1995--$43,000)          2,413,320         128,181
     OTHER RECEIVABLES                                                                283,415         235,746
     INVENTORIES                                                                    1,447,065       1,345,277
     OTHER CURRENT ASSETS                                                             381,125         272,878
----------------------------------------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                                                             10,379,925      15,671,958
  PROPERTY AND EQUIPMENT, NET                                                       2,259,100       2,908,837
  OTHER ASSETS                                                                        207,882         235,331
                                                                                 $ 12,846,907    $ 18,816,126
----------------------------------------------------------------------------------------------------------------

  Liabilities and Stockholders' Equity:
  CURRENT LIABILITIES:
     NOTES PAYABLE                                                               $  1,063,565    $  3,650,049
     ACCOUNTS PAYABLE                                                               1,246,085         486,888
     ACCRUED COMPENSATION                                                             226,931         174,623
     ACCRUED PROFESSIONAL FEES                                                        498,497         337,817
     ACCRUED CLINICAL TRIAL COSTS                                                     981,610         977,705
     OTHER ACCRUED LIABILITIES                                                      2,830,735       2,181,229
     DEFERRED REVENUE                                                                 466,667         779,167
     CURRENT PORTION OF OBLIGATIONS UNDER CAPITAL LEASES                              469,659         696,086
     CURRENT PORTION OF LONG-TERM DEBT                                                 57,521          20,958
----------------------------------------------------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                                                         7,841,270       9,304,522

  OBLIGATIONS UNDER CAPITAL LEASES, NONCURRENT PORTION                                 86,456         555,021
  LONG-TERM DEBT                                                                      738,816         658,804
  NOTES PAYABLE, NONCURRENT                                                           479,518       1,543,084
  COMMITMENTS                                                                              --              --

  STOCKHOLDERS' EQUITY:
     PREFERRED  STOCK,  $.001 PAR VALUE;  ISSUABLE IN SERIES,  5,000,000  SHARES
         AUTHORIZED; NONE OUTSTANDING AT DECEMBER 31, 1996 AND 1995.
     COMMON STOCK, $.001 PAR VALUE, 30,000,000 SHARES AUTHORIZED; 10,928,442 AND
         9,257,037 SHARES ISSUED AND OUTSTANDING AT DECEMBER 31,
         1996 AND 1995, RESPECTIVELY.                                                  10,928           9,257
     ADDITIONAL PAID-IN-CAPITAL                                                    55,895,458      45,373,088
     NOTES RECEIVABLE FROM STOCKHOLDERS                                              (205,368)        (85,240)
     UNREALIZED GAIN (LOSS) ON INVESTMENTS                                             (1,593)          9,111
     DEFERRED COMPENSATION                                                           (122,733)       (218,733)
     ACCUMULATED DEFICIT                                                          (51,875,845)    (38,332,788)
----------------------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' EQUITY                                                        3,700,847       6,754,695
----------------------------------------------------------------------------------------------------------------
                                                                                 $ 12,846,907    $ 18,816,126
----------------------------------------------------------------------------------------------------------------

See accompanying notes.

                                               1996 Annual Report | VIDAMED, Inc

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                      YEARS ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------------------
                                                                        1996             1995            1994
---------------------------------------------------------------------------------------------------------------
  Revenues:
     PRODUCT SALES, NET                                         $  3,510,143     $  2,184,374    $  1,023,802
     LICENSE FEES AND GRANT REVENUE                                  314,383          436,266         363,052
---------------------------------------------------------------------------------------------------------------
  NET REVENUES                                                     3,824,526        2,620,640       1,386,854

  COST OF GOODS SOLD                                               3,678,903        3,544,961       3,369,706
---------------------------------------------------------------------------------------------------------------
     GROSS PROFIT (LOSS)                                             145,623         (924,321)     (1,982,852)
  Operating Expenses:
     RESEARCH AND DEVELOPMENT, INCLUDING
         PROTOTYPE DEVELOPMENT COSTS                               5,742,469        6,542,381       5,328,053
     CHARGE FOR THE PURCHASE OF IN-PROCESS
         RESEARCH AND DEVELOPMENT                                         --               --         739,046
     SELLING, GENERAL AND ADMINISTRATIVE                           7,890,041        7,084,796       6,138,715
---------------------------------------------------------------------------------------------------------------
  TOTAL OPERATING EXPENSES                                        13,632,510       13,627,177      12,205,814
---------------------------------------------------------------------------------------------------------------
  LOSS FROM OPERATIONS                                           (13,486,887)     (14,551,498)    (14,188,666)
  INTEREST AND OTHER INCOME                                          659,100          543,094         182,631
  INTEREST AND OTHER EXPENSE                                        (715,270)        (849,310)       (298,588)
  SETTLEMENT OF LITIGATION                                                --               --      (1,590,594)
---------------------------------------------------------------------------------------------------------------
  NET LOSS                                                      $(13,543,057)    $(14,857,714)   $(15,895,217)
---------------------------------------------------------------------------------------------------------------
  NET LOSS PER SHARE                                            $      (1.30)    $      (2.59)   $      (6.99)
---------------------------------------------------------------------------------------------------------------
  SHARES USED IN COMPUTING NET LOSS PER SHARE                     10,381,700        5,744,600       2,272,886
---------------------------------------------------------------------------------------------------------------

See accompanying notes.

1996 Annual Report | VIDAMED, Inc


                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                PREFERRED STOCK                ADDITIONAL        COMMON
                                       -----------------------------------------    COMMON        PAID-IN         STOCK
                                        SERIES A  SERIES B  SERIES C   SERIES D      STOCK        CAPITAL       WARRANT
----------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1993           $ 233     $ 1,434   $ 877     $     0      $ 1,167   $ 10,020,092    $        0
ISSUANCE OF 835,767 SHARES OF
  SERIES D PREFERRED STOCK,
  NET OF ISSUANCE COSTS OF $272,244        --          --      --         836           --     10,445,357            --
ISSUANCE OF 44,445 SHARES OF SERIES D
  PREFERRED STOCK TO ACQUIRE SCIONEX
  CORPORATION IN JUNE 1994 (NOTE 3)        --          --      --          44           --        569,956            --
EXERCISE OF OPTIONS TO PURCHASE 96,662
  SHARES OF COMMON STOCK                   --          --      --          --           97         49,609            --
ISSUANCE OF 445 SHARES OF COMMON STOCK
  IN EXCHANGE FOR A PRODUCT LICENSE        --          --      --          --            1          1,999            --
PAYMENTS ON NOTES RECEIVABLE               --          --      --          --           --             --            --
COMMON STOCK AND WARRANT ISSUED PURSUANT
  TO SETTLEMENT OF LITIGATION (NOTE 11)    --          --      --          --           28        127,472     1,138,094
DEFERRED COMPENSATION RELATED
  TO GRANT OF STOCK OPTIONS                --          --      --          --           --        436,052            --
AMORTIZATION OF DEFERRED COMPENSATION      --          --      --          --           --             --            --
NET LOSS                                   --          --      --          --           --             --            --
----------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1994             233       1,434     877         880        1,293     21,650,537     1,138,094
EXERCISE OF OPTIONS TO PURCHASE 181,677
  SHARES OF COMMON STOCK                   --          --      --          --          182        292,681            --
EXERCISE OF COMMON STOCK WARRANT           --          --      --          --          255      1,149,718    (1,138,094)
ISSUANCE OF 10,222 SHARES OF COMMON
  STOCK IN EXCHANGE FOR CONSULTING
  SERVICES                                 --          --      --          --           10          3,512            --
ISSUANCE OF 193,622 SHARES OF SERIES D
  PREFERRED STOCK PURSUANT
  TO ANTIDILUTION PROVISIONS               --          --      --         194  )        --           (194)           --
CONVERSION OF PREFERRED STOCK
  INTO COMMON STOCK (NOTE 8)             (233)     (1,434)   (877)     (1,074)       3,618             --            --
CONVERSION OF CONVERTIBLE NOTES
  INTO COMMON STOCK (NOTE 8)               --          --      --          --          334      1,518,471            --
ISSUANCE OF 3,565,000 SHARES OF COMMON
  STOCK, NET OF ISSUANCE COSTS
  OF $2,410,572                            --          --      --          --        3,565     20,758,363            --
PAYMENTS ON NOTES RECEIVABLE               --          --      --          --           --             --            --
AMORTIZATION OF DEFERRED COMPENSATION      --          --      --          --           --             --            --
NET LOSS                                   --          --      --          --           --             --            --
----------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1995               0           0       0           0        9,257     45,373,088             0
EXERCISE OF OPTIONS TO PURCHASE 236,013
  SHARES OF COMMON STOCK                   --          --      --          --          236        491,022            --
ISSUANCE OF 59,716 SHARES OF COMMON
  STOCK UNDER THE EMPLOYEE STOCK
  PURCHASE PLAN                            --          --      --          --           60        354,639            --
CONVERSION OF CONVERTIBLE NOTES
  INTO COMMON STOCK (NOTE 7)               --          --      --          --        1,375      9,676,709            --
AMORTIZATION OF DEFERRED COMPENSATION      --          --      --          --           --             --            --
NET LOSS                                   --          --      --          --           --             --            --
----------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1996           $   0     $     0   $   0     $     0      $10,928   $ 55,895,458    $        0
----------------------------------------------------------------------------------------------------------------------------


                                                                                                            TOTAL
                                                NOTES                                                STOCKHOLDERS'
                                           RECEIVABLE                  UNREALIZED                     EQUITY (NET
                                                 FROM       DEFERRED  INVESTMENTS      ACCUMULATED        CAPITAL
                                         STOCKHOLDERS   COMPENSATION   GAIN/(LOSS)         DEFICIT     DEFICIENCY)
-------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1993              $  (52,024)     $       0     $     0      $(7,579,857)     $ 2,391,922
ISSUANCE OF 835,767 SHARES OF
  SERIES D PREFERRED STOCK,
  NET OF ISSUANCE COSTS OF $272,244                --             --          --              --        10,446,193
ISSUANCE OF 44,445 SHARES OF SERIES D
  PREFERRED STOCK TO ACQUIRE SCIONEX
  CORPORATION IN JUNE 1994 (NOTE 3)                --             --          --              --           570,000
EXERCISE OF OPTIONS TO PURCHASE 96,662
  SHARES OF COMMON STOCK                           --             --          --              --            49,706
ISSUANCE OF 445 SHARES OF COMMON STOCK
  IN EXCHANGE FOR A PRODUCT LICENSE                --             --          --              --             2,000
PAYMENTS ON NOTES RECEIVABLE                   13,344             --          --              --            13,344
COMMON STOCK AND WARRANT ISSUED PURSUANT
  TO SETTLEMENT OF LITIGATION (NOTE 11)            --             --          --              --         1,265,594
DEFERRED COMPENSATION RELATED
  TO GRANT OF STOCK OPTIONS                        --       (436,052)         --              --                --
AMORTIZATION OF DEFERRED COMPENSATION              --        108,333          --              --           108,333
NET LOSS                                           --             --          --     (15,895,217)      (15,895,217)
-------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1994                 (38,680)      (327,719)          0     (23,475,074)       (1,048,125)
EXERCISE OF OPTIONS TO PURCHASE 181,677
  SHARES OF COMMON STOCK                      (72,000)            --          --              --           220,863
EXERCISE OF COMMON STOCK WARRANT                   --             --          --              --            11,879
ISSUANCE OF 10,222 SHARES OF COMMON
  STOCK IN EXCHANGE FOR CONSULTING
  SERVICES                                         --             --          --              --             3,522
ISSUANCE OF 193,622 SHARES OF SERIES D
  PREFERRED STOCK PURSUANT
  TO ANTIDILUTION PROVISIONS                       --             --          --              --                --
CONVERSION OF PREFERRED STOCK
  INTO COMMON STOCK (NOTE 8)                       --             --          --              --                --
CONVERSION OF CONVERTIBLE NOTES
  INTO COMMON STOCK (NOTE 8)                       --             --          --              --         1,518,805
ISSUANCE OF 3,565,000 SHARES OF COMMON
  STOCK, NET OF ISSUANCE COSTS
  OF $2,410,572                                    --             --          --              --        20,761,928
PAYMENTS ON NOTES RECEIVABLE                   25,440             --          --              --            25,440
AMORTIZATION OF DEFERRED COMPENSATION              --        108,986          --              --           108,986
NET LOSS                                           --             --       9,111     (14,857,714)      (14,848,603)
-------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1995                 (85,240)      (218,733)      9,111     (38,332,788)        6,754,696
EXERCISE OF OPTIONS TO PURCHASE 236,013
  SHARES OF COMMON STOCK                     (120,128)            --          --              --           371,130
ISSUANCE OF 59,716 SHARES OF COMMON STOCK
  UNDER THE EMPLOYEE STOCK PURCHASE PLAN           --             --          --              --           354,699
CONVERSION OF CONVERTIBLE NOTES
  INTO COMMON STOCK (NOTE 7)                       --             --          --              --         9,678,084
AMORTIZATION OF DEFERRED COMPENSATION              --         96,000          --              --            96,000
NET LOSS                                           --             --     (10,704)    (13,543,057)      (13,553,761)
-------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1996              $ (205,368)    $ (122,733)   $ (1,593)   $(51,875,845)     $  3,700,847
-------------------------------------------------------------------------------------------------------------------

See accompanying notes.


                                               1996 Annual Report | VIDAMED, Inc


                      CONSOLIDATED STATEMENTS OF CASH FLOW
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                      YEARS ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------------------
                                                                        1996             1995            1994
---------------------------------------------------------------------------------------------------------------
  Cash Flows From Operating Activities:
  NET LOSS                                                      $(13,543,057)    $(14,857,714)   $(15,895,217)
  ADJUSTMENTS TO RECONCILE NET LOSS TO
     NET CASH USED BY OPERATING ACTIVITIES:
        DEPRECIATION & AMORTIZATION                                1,443,698        1,208,856         687,223
        FOREIGN EXCHANGE LOSS/(GAIN)                                  36,405           (7,566)         31,780
         UNREALIZED INVESTMENT LOSS                                  (10,704)              --              --
        ISSUANCE OF A COMMON STOCK WARRANT AND
           ISSUABLE COMMON STOCK IN CONNECTION
           WITH A LEGAL SETTLEMENT                                        --               --       1,265,594
        ISSUANCE OF COMMON STOCK FOR PRODUCT LICENSE                      --               --           2,000
        ISSUANCE OF PREFERRED STOCK AS PARTIAL
           CONSIDERATION FOR IN-PROCESS RESEARCH
           AND DEVELOPMENT                                                --               --         570,000
     CHANGES IN ASSETS AND LIABILITIES:
        ACCOUNTS RECEIVABLE                                       (2,285,139)          83,951        (141,153)
        OTHER RECEIVABLES                                            (47,669)         172,780         (85,850)
        INVENTORIES                                                 (101,788)        (58,218)        (842,822)
        OTHER CURRENT ASSETS                                        (108,247)          27,970        (188,973)
        OTHER ASSETS                                                  27,449          (10,266)       (170,345)
        ACCOUNTS PAYABLE                                             759,197         (638,348)        102,321
        ACCRUED COMPENSATION                                          52,308          (27,725)        117,196
        ACCRUED PROFESSIONAL FEES                                    160,680         (579,619)        604,702
        ACCRUED CLINICAL TRIAL COSTS                                   3,905          596,340         381,365
        OTHER ACCRUED LIABILITIES                                    649,506        1,469,775         625,188
        DEFERRED REVENUE                                            (312,500)        (424,999)      1,204,166
---------------------------------------------------------------------------------------------------------------
  NET CASH USED IN OPERATING ACTIVITIES                          (13,275,956)     (13,044,783)    (11,732,825)
---------------------------------------------------------------------------------------------------------------
  Cash Flows From Investing Activities:
  PURCHASES OF AVAILABLE-FOR-SALE SECURITIES                     (11,787,849)      (7,994,268)     (9,936,812)
  PROCEEDS FROM SALES OF SHORT-TERM INVESTMENTS                           --               --       3,738,138
  PROCEEDS FROM MATURITIES OF SHORT-TERM INVESTMENTS              17,810,104               --       7,191,657
  PROCEEDS FROM SALE/LEASEBACK OF PROPERTY & EQUIPMENT                    --               --         892,943
  EXPENDITURES FOR PROPERTY AND EQUIPMENT, NET                      (693,137)        (720,940)       (838,798)
---------------------------------------------------------------------------------------------------------------
  NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES              5,329,118       (8,715,208)      1,047,128
---------------------------------------------------------------------------------------------------------------
  Cash Flows From Financing Activities:
  NET CASH PROCEEDS FROM ISSUANCE OF PREFERRED STOCK                      --               --      10,446,193
  NET CASH PROCEEDS FROM ISSUANCE OF COMMON STOCK                    725,828       20,998,192          49,706
  PROCEEDS FROM PAYMENTS ON
     NOTES RECEIVABLE FROM STOCKHOLDERS                                   --           25,440          13,344
  PRINCIPAL PAYMENTS UNDER CAPITAL LEASES                           (692,629)        (648,432)       (354,488)
  REPAYMENT OF SHORT-TERM BANK LOAN                                       --               --        (400,000)
  NET PROCEEDS FROM ISSUANCE OF NOTES PAYABLE
     AND CONVERTIBLE NOTES                                         9,678,085        7,218,805              --
  PRINCIPAL PAYMENTS ON NOTES PAYABLE                             (3,650,050)        (506,867)             --
  NET PROCEEDS FROM ISSUANCE OF LONG-TERM DEBT                       100,000               --              --
  PRINCIPAL PAYMENTS ON LONG-TERM DEBT                               (22,193)         (12,288)         (7,097)
---------------------------------------------------------------------------------------------------------------
  NET CASH PROVIDED BY/USED IN FINANCING ACTIVITIES                6,139,041       27,074,850       9,747,658
---------------------------------------------------------------------------------------------------------------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (1,807,797)       5,314,859        (938,039)
  CASH AND CASH EQUIVALENTS AT THE BEGINNING
     OF THE PERIOD                                                 5,686,497          371,638       1,309,677
---------------------------------------------------------------------------------------------------------------
  CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD            $  3,878,700     $  5,686,497    $    371,638
---------------------------------------------------------------------------------------------------------------
  Supplemental Schedule of Noncash Investing
       and Financing Activities:
  EQUIPMENT PURCHASED UNDER CAPITAL LEASES                      $         --     $    167,275    $  1,821,509
---------------------------------------------------------------------------------------------------------------
  ISSUANCE OF COMMON STOCK FOR NOTES RECEIVABLE                 $    120,128     $     72,000    $         --
---------------------------------------------------------------------------------------------------------------
  Supplemental Disclosure of Cash Flows Information:
  CASH PAID FOR INTEREST                                        $    710,628     $    431,058    $    217,553
---------------------------------------------------------------------------------------------------------------

See accompanying notes.

1996 Annual Report | VIDAMED, Inc


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
 VIDAMED, Inc. (the Company or VIDAMED) was founded on July 9, 1992, and reincorporated in the State of Delaware in June 1995. The Company designs, develops, manufactures and markets technologically and clinically advanced, cost effective devices for urological applications. The Company's initial focus is upon the treatment of benign prostatic hyperplasia. The Company commenced manufacturing production and product sales in 1993. In the United States, the Company sells its products to urologists, surgery centers and hospitals. Outside of the United States, the Company sells its products primarily to international distributors who resell to physicians and hospitals.

Liquidity
 In the course of its operations, the Company has sustained continuing operating losses and expects such losses to continue over at least the next year. The Company plans to continue to finance its working capital needs through a combination of stock sales, issuance of convertible notes, short-term loans, factoring of accounts receivable and financing of equipment the Company currently owns. Should the plans contemplated by management not be consummated, the Company may have to seek alternative sources of capital or reevaluate its operating plans.

Fiscal Year
 During 1994, the Company changed its fiscal year from June 30 to December 31. The Company has restated its 1994 financial statements to a calendar year basis.

Principles of Consolidation
 The consolidated financial statements of the Company include the accounts of VIDAMED and its wholly-owned subsidiaries after elimination of intercompany balances and transactions.

Revenue Recognition and Concentration of Credit Risk
 Generally, revenue from product sales is recognized at the time of shipment, net of allowances for discounts and estimated returns which are also provided for at the time of shipment. Certain initial shipments to international distributors have not been recorded in the accompanying financial statements due to extended payment terms or limited sell through experience.

 Revenue derived from the granting of distribution rights is recognized on a straight-line basis over the term of the distribution agreements. At December 31, 1996 and 1995, the Company had deferred a total of $466,667 and $666,667, respectively, of revenue from the granting of such distribution rights.

 The Company currently sells its products to urologists, surgery centers and hospital in the United States and to distributors in Canada, Europe and the Pacific Rim. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Actual losses have been immaterial in all periods to date.

 For the year ended December 31, 1996, no customer represented more than 10% of the Company's net revenues. For the year ended December 31, 1995, one customer represented 17% of the Company's net revenues. For the year ended December 31, 1994, one customer represented 17% of the Company's net revenues.

                                               1996 Annual Report | VIDAMED, Inc

Grant Revenue
 In July 1993, the Company entered into an agreement with the Department of Trade and Industry of the United Kingdom, pursuant to which the Company's United Kingdom subsidiary will be entitled to a grant not exceeding (pound)750,000 for the establishment of a facility to develop and manufacture medical devices in Plymouth, England. The grant expires in December 1998 and the Company is required to achieve certain investment, financing and job creation targets under the grant. In 1994, the Company received the first (pound)450,000 under the grant upon achievement of the first payment conditions. This amount was deferred and is being amortized ratably over the term of the grant (estimated at three years). Payments under this grant may be withheld or repaid under certain defined conditions. The Company recognized revenue of (pound)75,000 ($114,000), (pound)150,000 ($236,000), and
 (pound)150,000 ($230,000) for the years ended December 31, 1996, 1995 and 1994, respectively.

Warranty Costs
 The Company provides at the time of sale for the estimated cost of replacing and repairing products under warranty. The warranty period ranges from 90 days to one year depending upon the component. Because of the length of the warranty period, adjustments to the originally recorded provisions may be necessary from time to time.

Inventories
 Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market value. Inventories consist of the following:

                                                              DECEMBER 31,
---------------------------------------------------------------------------
                                                     1996            1995
---------------------------------------------------------------------------
  RAW MATERIALS                               $    599,577    $    507,643
  WORK IN PROCESS                                  174,567         153,916
  FINISHED GOODS                                   672,921         683,718
---------------------------------------------------------------------------
                                              $  1,447,065    $  1,345,277
---------------------------------------------------------------------------


Property and Equipment
 Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the respective assets which range from three to five years, except for buildings which are depreciated over 20 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life or the remaining life of the lease.

 Property and equipment consists of the following:

                                                                   DECEMBER 31,
--------------------------------------------------------------------------------
                                                     1996                 1995
--------------------------------------------------------------------------------
  LAND AND BUILDING                               $    924,132    $    922,170
  FURNITURE AND FIXTURES                               641,642         613,564
  MACHINERY AND EQUIPMENT                            2,108,404       1,767,578
  COMPUTER EQUIPMENT AND SOFTWARE                    1,258,397       1,116,505
  LEASEHOLD IMPROVEMENTS                               112,347         112,347
--------------------------------------------------------------------------------
                                                     5,044,922       4,532,164
--------------------------------------------------------------------------------
  LESS ACCUMULATED DEPRECIATION AND AMORTIZATION    (2,785,822)     (1,623,327)
--------------------------------------------------------------------------------
                                                  $  2,259,100    $  2,908,837
--------------------------------------------------------------------------------


 Property  and  equipment  includes  approximately   $2,268,000  and  $2,296,000
 recorded under capital leases at December 31, 1996 and 1995, respectively. Accumulated amortization relating to leased assets totaled approximately $1,799,000 and $1,134,000 at December 31, 1996, and 1995, respectively.

1996 Annual Report | VIDAMED, Inc

Stock-Based Compensation
 In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (Statement 123). Statement 123 is effective for fiscal years beginning after December 15, 1995. Under Statement 123, stocked-based compensation expense to employees is measured using either the intrinsic-value method as prescribed by Accounting Principles Board Opinion No. 25 or the fair-value method described in Statement 123. Companies choosing the intrinsic-value method will be required to disclose the pro forma impact of the fair-value method on net income and earnings per share. VIDAMED has chosen to comply with the standard in 1996 by continuing to use the intrinsic-value method for stock awards to employees. See Note 8 for additional information on stock-based compensation. There is no effect of adopting the standard on VIDAMED's financial position or results of operations.

Foreign Currency Translation
 The functional currency for foreign subsidiaries is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated at the year-end exchange rate. Inventory, property and equipment and non-monetary assets and liabilities denominated in foreign currencies are translated at historical rates. Adjustments resulting from these translations are included in the results of operations and have been immaterial.

 The Company does not enter into foreign currency forward exchange contracts.

Net Loss per Share
 Except as noted below, net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission (SEC) Staff Accounting Bulletins, common and common equivalent shares (stock options, warrants, convertible notes and preferred stock) issued during the 12 month period prior to an initial public offering at prices below the public offering price have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method for stock options and warrants and the if-converted method for convertible notes and preferred stock).

 The pro forma calculation of net loss per share presented below has been computed as described above but also gives retroactive effect from the date of issuance to the conversion of the convertible preferred stock which automatically converted to common shares upon the closing of the Company's initial public offering.

                                                 YEARS ENDED DECEMBER 31,
-------------------------------------------------------------------------
                                                    1995            1994
-------------------------------------------------------------------------
  PRO FORMA NET LOSS PER SHARE              $      (1.99)   $      (2.87)
-------------------------------------------------------------------------
  SHARES USED IN CALCULATING
     PRO FORMA NET LOSS PER SHARE              7,477,000       5,532,000
-------------------------------------------------------------------------


Use of Estimates
 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


2. FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

 The Company considers all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents. The Company invests its excess cash in deposits with major banks. Short-term investments consist of corporate paper and government securities with remaining maturities at the date of purchase of greater than 90 days and less than one year.

 The Company accounts for marketable investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (Statement 115). Under Statement 115, management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value at quoted market prices. Unrealized gains and losses are reported as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method. Interest earned on securities classified as available-for-sale is included in interest income.

                                               1996 Annual Report | VIDAMED, Inc


 The following is a summary of available-for-sale securities at December 31, 1996:

                                                                       GROSS            GROSS       ESTIMATED
                                                 AMORTIZED        UNREALIZED       UNREALIZED            FAIR
                                                      COST             GAINS           LOSSES           VALUE
--------------------------------------------------------------------------------------------------------------
  U.S. CORPORATE SECURITIES                    $  3,971,993     $         --     $     (1,593)   $  3,970,400
--------------------------------------------------------------------------------------------------------------



 The following is a summary of available-for-sale securities at December 31, 1995:

                                                                       GROSS            GROSS       ESTIMATED
                                                  AMORTIZED       UNREALIZED       UNREALIZED            FAIR
                                                       COST            GAINS           LOSSES           VALUE
--------------------------------------------------------------------------------------------------------------
  U.S. TREASURY SECURITIES AND OBLIGATIONS
     OF U.S. GOVERNMENT AGENCIES               $   4007,480     $      7,000     $         --    $  4,014,480
--------------------------------------------------------------------------------------------------------------
  U.S. CORPORATE SECURITIES                       5,984,249            2,111                        5,986,360
--------------------------------------------------------------------------------------------------------------
                                               $  9,991,729     $      9,111     $         --    $ 10,000,840
--------------------------------------------------------------------------------------------------------------


 At  December  31,  1996  and  1995  there  were   $1,994,100  and   $1,997,461,
 respectively, of U.S. Corporate securities recorded as cash equivalents due to the maturity date at purchase being less than 90 days. All available-for-sale securities are recorded as short-term investment or cash equivalents as the maturities of the investments do not exceed one year.

 The fair market value of the long term debt approximates its carrying value based on an assessment of maturity, the variable interest rates and the incremental borrowing rate for similar debt.


3. BUSINESS ACQUISITION

 In June 1994, the Company acquired 100% of the issued and outstanding capital stock of Scionex Corporation (Scionex), a company owned by a stockholder of the Company. Scionex is engaged in the design and development of RF generators and other products pursuant to contract engineering projects. Scionex's primary source of revenue was for research conducted on behalf of the Company. Consideration for the acquisition consisted of $154,000 in cash and 44,445 shares of Series D Preferred Stock valued at $12.83 per share. As of the date of the acquisition, the Company concluded that as Scionex was involved primarily in research and development and as the in-process technology had no alternative future use, the entire purchase price was expensed to operations as a charge for the purchase of in-process research and development.

 The business combination has been accounted for under the purchase method. Accordingly, the consolidated results of operations include the operations of Scionex from the date of its acquisition on June 2, 1994. The Company has not presented pro forms combined financial statements as the operations of Scionex prior to the acquisition date were not significant in relation to the Company's consolidated results of operations. Scionex discontinued sales to third party customers at the end of 1995.


4. RELATED PARTY TRANSACTIONS

 In August 1992, two different stockholders entered into agreements to provide the Company engineering and design services used in the development and production of the Company's disposable medical devices. In February 1993, the Company entered into an agreement with Scionex, which was owned by a third stockholder, to develop and produce certain of the Company's medical capital equipment. The Company subsequently acquired Scionex as discussed in Note 3. The Company recognized cost of sales of $462,038 for the year ended December 31, 1994. The Company recognized research and development expenses of $17,500, $155,018 and $321,498 under these arrangements for the years ended December 31, 1996, 1995, and 1994, respectively.

1996 Annual Report | VIDAMED, Inc

 The Company has cross licensed technology with RITA Medical Systems (RITA), formerly known as ZoMed International, Inc., a privately-held development stage company founded by certain of the Company's founders and initially financed by certain of the Company's current investors. The cross license grants RITA the exclusive right to use VIDAMED technology in the cancer field and grants the Company the right to use RITA technology in the treatments of urological disorders other than cancer, and allows both companies to participate in the field of prostate and lower urinary tract cancer treatment. As consideration for the cross license, RITA issued the Company 1.8 million shares of RITA common stock which represented a 10% ownership in RITA immediately following its private placement. This investment is carried at the historical cost basis of the technology of $0. RITA will also pay royalties to the Company based on a percentage of net sales of products incorporating VIDAMED technology, subject to an aggregate maximum of $500,000.

 The Company has advanced to RITA and other affiliated entities amounts for certain operating expenses. These advances are due on demand and repayment has been made on a regular basis. Related amounts outstanding at period end are included in other receivables.


5. LONG-TERM DEBT AND NOTES PAYABLE

 In April 1993, the Company entered into a loan agreement borrowing (pound)450,000 (approximately $755,000 at the December 31, 1996, closing exchange rate) for the purchase of land and a building in the United Kingdom. The term of the loan is 20 years at an interest rate of 8.5% per annum and the loan is secured by the land and building. At December 31, 1996, the net book value of the land and building was approximately $733,000.

 In January 1995, the Company entered into an agreement with a corporate investor to issue notes payable in the amount of $2.7 million. These notes were unsecured, carry interest at the prime rate publicly announced by Chase Manhattan Bank in New York (8.5% at December 31, 1995). These notes and interest were paid in full in two installments in January and February 1996.

 In April 1995, the Company obtained a $3.0 million secured credit facility. As of December 31, 1995 the Company had borrowed $3.0 million under this facility. Borrowings under this facility bear interest at the prime rate plus 3% per annum (Periodic Interest) plus additional lump-sum interest of 15% of each borrowing, payable at maturity. Borrowings are required to be repaid in 36 equal monthly installments of principal and Periodic Interest, with lump-sum interest payable with the last installment, and are secured by a pledge of specific Company assets. In connection with this agreement, the Company issued the lender a warrant to purchase 71,490 shares of Common Stock at $4.55 per share.

 Aggregate future principal payments for long-term debt and notes payable at December 31, 1996, are as follows:


  YEAR
-------------------------------------------------------------------------------
  1997                                                           $  1,121,086
  1998                                                                534,699
  1999                                                                 45,618
  2000                                                                 25,404
  2001                                                                 27,583
  THEREAFTER                                                          585,060
-------------------------------------------------------------------------------
                                                                 $  2,339,420
-------------------------------------------------------------------------------

                                               1996 Annual Report | VIDAMED, Inc

6. CAPITAL AND OPERATING LEASES

 In April 1993 and as amended in November 1993, the Company entered into a master lease line of credit to finance up to $1,100,000 of equipment purchases. The availability of the lease line expired on December 15, 1994, at which time the Company had fully borrowed this line of credit. Pursuant to this agreement, the Company issued the lessor a warrant to purchase 17,286 shares of its Common Stock at an exercise price of $3.00 per share. In connection with the November 1993 amendment to the lease line, the Company issued the lessor a warrant to purchase 8,334 shares of its Common Stock at an exercise price of $6.00 per share. The warrants expire in 2002. As of December 31, 1996, no shares had been purchased under the terms of these warrants.

 In June 1994, the Company entered into an additional master lease line of credit to finance up to $1,900,000 of equipment purchases. The availability of this lease line expired July 1, 1995, at which time the Company had utilized $1,064,624 under this lease line of credit. Pursuant to this agreement, the Company issued the lessor a warrant to purchase 21,689 shares of Common Stock at an exercise price of $12.83 per share. The warrant expires in 2004. As of December 31, 1996, no shares had been purchased under the terms of the warrant.

 The Company leases its office and research facilities under operating lease agreements. Future minimum lease payments at December 31, 1996, under capital leases and future obligations under noncancelable operating leases are as follows:


                                                     OPERATING         CAPITAL
                                                        LEASES          LEASES
--------------------------------------------------------------------------------
  1997                                            $    191,399    $    497,279
  1998                                                  43,613          89,595
  1999                                                   9,096              --
--------------------------------------------------------------------------------
  TOTAL MINIMUM PAYMENTS REQUIRED                 $    244,108         586,874
--------------------------------------------------------------------------------
  LESS AMOUNT REPRESENTING INTEREST                                    (30,759)
--------------------------------------------------------------------------------
  PRESENT VALUE OF MINIMUM LEASE PAYMENTS                              556,115
  LESS AMOUNT DUE WITHIN ONE YEAR                                     (469,659)
--------------------------------------------------------------------------------
  AMOUNT DUE AFTER ONE YEAR                                       $     86,456
--------------------------------------------------------------------------------


 Rent expense for the years ended December 31, 1996, 1995 and 1994 was $346,000, $395,000 and $414,000, respectively.


7. CONVERTIBLE SUBORDINATED NOTES PAYABLE

 In March 1996, the Company completed the sale of $10.1 million in 5% convertible subordinated notes (the Notes). The Notes were convertible into Common Stock of VIDAMED based upon a percentage (ranging from 80% to 85%) of the average closing bid price over a period of five trading days prior to conversion. As of December 31, 1996, all of the $10.1 million in principal and accrued interest on the Notes had been converted into an aggregate of 1,375,676 shares of Common Stock.


8. STOCKHOLDERS' EQUITY

Common Stock
 During July, October and November 1992 and January 1993, 965,817 shares of Common Stock were issued to the Company's founders, consultants and employees at prices ranging from $.00135 to $.3002 per share. These shares are subject to certain transfer restrictions. Certain of these shares, until vested, are subject to repurchase at their respective original issue prices in the event of termination of employment or services. The Company's right of repurchase expires ratably, subject to continued employment over 48 months. At December 31, 1996, 5,057 shares remain subject to the repurchase option.

1996 Annual Report | VIDAMED, Inc

 On June 21, 1995, the Company issued 3,100,000 of Common Stock at $6.50 per share in an initial public offering. At the offering date all outstanding
 Preferred Stock converted into 3,618,103 shares of Common Stock on the following basis:

                                                    PREFERRED          COMMON
                                                       STOCK            STOCK
                                                  OUTSTANDING          ISSUED
------------------------------------------------------------------------------
  SERIES A                                            233,497         233,497
  SERIES B                                          1,433,543       1,433,543
  SERIES C                                            877,229         877,229
  SERIES D                                            880,212       1,073,834
------------------------------------------------------------------------------
                                                    3,424,481       3,618,103
------------------------------------------------------------------------------


 Additionally, Convertible Notes of $1,518,805 were converted into 333,800 shares of Common Stock based on a conversion price of $4.55 per share of Common Stock.

 As of December 31, 1996, the Company has reserved a total of 118,799 shares of Common Stock for issuance upon the conversion of outstanding warrants.

Notes Receivable from Stockholders
 Interest on notes receivable from stockholders accrues at a rate of 6.73% per annum. Principal and interest payments are due at various times after December 2000.

Stock Options
 The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options and employee stock purchase plan because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

 In July 1992, the board of directors adopted the 1992 Stock Plan (the Plan). As amended, the Company has reserved 1,733,334 shares of Common Stock for issuance upon exercise of options granted under the Plan.

 The Plan provides for both incentive and nonqualified stock options to be granted to employees and consultants. The Plan provides that incentive stock options will be granted at no less than the fair value of the company's Common Stock (no less than 85% of the fair value for nonqualified stock options) as determined by the board of directors at the date of the grant. If, at the time the Company grants an option, the optionee owns more than 10% of the total combined voting power of all the classes of stock of the Company, the option price shall be at least 110% of the fair value and the option shall not be exercisable for more than five years after the date of grant. The options become exercisable over periods determined by the board of directors which is currently four years. Except as noted above, options expire no more than ten years after the date of grant, or earlier if employment terminates.

 In April 1995, the stockholders approved the 1995 Director Option Plan (Director Plan). A total of 100,000 shares of Common Stock have been authorized for issuance. Each nonemployee director automatically is granted a nonstatutory option to purchase 13,334 shares of Common Stock upon election to the board, and annual nonstatutory option for 3,334 shares of Common Stock.

                                               1996 Annual Report | VIDAMED, Inc



 Activity under the option plans is summarized below:

                                             SHARES                 OPTIONS OUTSTANDING       WEIGHTED AVG.
                                          AVAILABLE      ------------------------------       FAIR VALUE OF        NUMBER OF
                                          FOR GRANT         NUMBER         WEIGHTED AVG.    OPTIONS GRANTED          OPTIONS
                                         OF OPTIONS      OF SHARES       EXERCISE PRICE         DURING YEAR      EXERCISABLE
-----------------------------------------------------------------------------------------------------------------------------
  BALANCE AT DECEMBER 31, 1993               76,750        390,630             $     --                  --           97,647
  ADDITIONAL SHARES AUTHORIZED              488,889             --             $     --                  --               --
     OPTIONS GRANTED                       (668,606)       668,606             $     --             $    --               --
     OPTIONS EXERCISED                           --        (96,662)            $     --                  --               --
     OPTIONS CANCELED                       115,110       (115,110)            $     --                  --               --
-----------------------------------------------------------------------------------------------------------------------------
  BALANCE AT DECEMBER 31, 1994               12,143        847,464             $   1.76                  --          194,648
  ADDITIONAL SHARES AUTHORIZED              722,222             --             $     --                  --               --
     OPTIONS GRANTED                       (483,446)       483,446             $   6.19             $  4.52               --
     OPTIONS EXERCISED                           --       (181,677)            $   1.63                  --               --
     OPTIONS CANCELED                        84,005        (84,005)            $   2.50                  --               --
-----------------------------------------------------------------------------------------------------------------------------
  BALANCE AT DECEMBER 31, 1995              334,924      1,065,228             $   3.54                  --          299,651
  ADDITIONAL SHARES AUTHORIZED            1,000,000             --             $     --                  --               --
     OPTIONS GRANTED                       (855,281)       855,281             $   9.71             $  7.14               --
     OPTIONS EXERCISED                           --       (236,013)            $   1.91                  --               --
     OPTIONS CANCELED                       217,949       (217,949)            $   6.66                  --               --
-----------------------------------------------------------------------------------------------------------------------------
  BALANCE AT DECEMBER 31, 1996              697,592      1,466,547             $   7.02                  --          376,570
-----------------------------------------------------------------------------------------------------------------------------

 Exercise prices for options outstanding as of December 31, 1996, ranged from $0.188 to $13.00 based on the following price ranges. The weighted-average remaining contractual life of those options is 8.75 years.


  RANGE OF                                             WEIGHTED AVERAGE
  EXERCISE PRICES                                        EXERCISE PRICE
-----------------------------------------------------------------------
  $0.188  - $ 2.70                                              $ 2.06
  $ 4.00  - $ 4.00                                              $ 6.19
  $ 7.50  - $10.25                                              $ 8.76
  $10.875 - $13.00                                              $11.15
-----------------------------------------------------------------------


 In April 1995, the stockholders approved the 1995 Employee Stock Purchase Plan (Purchase Plan). A total of 100,000 shares of Common Stock have been authorized for issuance. 59,716 shares have been issued under the Purchase Plan at December 31, 1996. Under the Purchase Plan participating employees may contribute up to 15% of their salary to purchase shares of the Company's Common Stock. The purchase price is equal to 85% of the fair market value of the Common Stock based on the lower of the first day of the offering period or last day of the purchase period.

 Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 6.26% and5.88%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of .9236, and a weighted-average expected life of the option of 4.85 years.

 The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

1996 Annual Report | VIDAMED, Inc

 For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for loss per share information):


                                                 1996            1995
-------------------------------------------------------------------------
  PRO FORMA NET LOSS                         $(14,785)       $(15,149)
-------------------------------------------------------------------------
  PRO FORMA LOSS PER SHARE                   $  (1.42)       $  (2.64)
-------------------------------------------------------------------------


 Statement 123 is applicable only to options granted subsequent to December 31, 1994, and its pro forma effect will not be fully reflected until 1998.

 The Company recorded deferred compensation for the difference between the grant price and the deemed fair value of the Company's Common Stock, as determined by the board of directors, for certain options granted in the twelve-month period prior to the Company's initial public offering. This deferred compensation totaled $436,052 and is being amortized over the vesting period of the options. Amortization of deferred compensation of $96,000, $108,986 and $108,333 was recorded in the years ended December 31, 1996, 1995 and 1994, respectively.


9. INCOME TAXES

 The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

 As of December 31, 1996, the Company had federal and California net operation loss carryforwards of approximately $31,300,000 and $8,400,000, respectively. Additionally, the Company had foreign net operating loss carryforwards of approximately $15,500,000. The federal net operating loss carryforwards will expire at various dates beginning in 2007 through 2011 if not utilized. The California net operating losses will expire at various dates beginning in 1998 through 2001 if not utilized.

 Utilization of the net operating losses may be subject to an annual limitation due to the ownership change rules provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating losses before utilization.


 Significant components of the Company's deferred tax assets:

                                                                                  DECEMBER 31,
----------------------------------------------------------------------------------------------
                                                                         1996           1995
----------------------------------------------------------------------------------------------
  DEFERRED TAX ASSETS:
     NET OPERATING LOSS CARRYFORWARDS                            $ 16,200,000    $ 11,000,000
     RESEARCH CREDIT (EXPIRES IN 2008 THROUGH 2010)                   700,000         500,000
     DEFERRED REVENUE                                                 500,000         800,000
     LEGAL SETTLEMENT                                                      --         400,000
     CAPITALIZED R&D FOR CALIFORNIA                                   900,000         600,000
  OTHER                                                               200,000         200,000
----------------------------------------------------------------------------------------------
  TOTAL DEFERRED TAX ASSETS                                        18,500,000      13,500,000
  VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS                     (18,500,000)    (13,500,000)
----------------------------------------------------------------------------------------------
  NET DEFERRED TAX ASSETS                                        $         --    $         --
----------------------------------------------------------------------------------------------



 The Company's tax year-end was previously June 30 and was changed to December 31 effective December 31, 1995. The Company had a six-month tax period for the period ending December 31, 1995.

 During the years ended December 31, 1996 and 1995, and the six months ended December 31, 1994, the valuation allowance for deferred tax assets increased by approximately $5,000,000, $4,800,000, and $2,700,000 respectively, due to the Company's continuing operating losses.

                                               1996 Annual Report | VIDAMED, Inc


10. GEOGRAPHIC SEGMENT DATA

 The Company's domestic operations primarily consist of product development, sales and marketing. The Company's foreign operations consist of subsidiaries in the United Kingdom and Australia. The Company's subsidiary in the United Kingdom is engaged in product development, manufacturing, sales and marketing and product distribution worldwide and was established in 1993.


 Information regarding geographic areas is as follows:

                                                             GEOGRAPHIC AREA
--------------------------------------------------------------------------------------------------------------
                                                   DOMESTIC          FOREIGN     ELIMINATIONS          TOTAL
--------------------------------------------------------------------------------------------------------------
  YEAR ENDED DECEMBER 31, 1994:
  REVENUE FROM UNAFFILIATED CUSTOMERS          $    447,171     $    939,683     $         --    $  1,386,854
  INTERGEOGRAPHIC TRANSFERS                       1,177,786           20,263       (1,198,049)             --
--------------------------------------------------------------------------------------------------------------
  NET REVENUES                                 $  1,624,957     $    959,946     $ (1,198,049)   $  1,386,854
--------------------------------------------------------------------------------------------------------------
  NET LOSS                                     $ (9,930,768)    $ (5,878,496)    $    (85,953)   $(15,895,217)
--------------------------------------------------------------------------------------------------------------
  IDENTIFIABLE ASSETS                          $ 12,290,150     $  3,006,307     $ (9,370,697)   $  5,925,760
--------------------------------------------------------------------------------------------------------------
  YEAR ENDED DECEMBER 31, 1995:
  REVENUE FROM UNAFFILIATED CUSTOMERS          $    946,585     $  1,674,055     $         --    $  2,620,640
  INTERGEOGRAPHIC TRANSFERS                         796,198          152,374         (948,572)             --
--------------------------------------------------------------------------------------------------------------
  NET REVENUES                                 $  1,742,783     $  1,826,429     $   (948,572)   $  2,620,640
--------------------------------------------------------------------------------------------------------------
  NET LOSS                                     $ (9,546,631)    $ (5,300,099)    $    (10,984)   $(14,857,714)
--------------------------------------------------------------------------------------------------------------
  IDENTIFIABLE ASSETS                          $ 30,877,958     $  3,194,645     $(15,256,477)   $ 18,816,126
--------------------------------------------------------------------------------------------------------------
  YEAR ENDED DECEMBER 31, 1996:
  REVENUE FROM UNAFFILIATED CUSTOMERS          $  3,053,562     $    770,964     $         --    $  3,824,526
  INTERGEOGRAPHIC TRANSFERS                          81,451          735,035         (816,486)             --
--------------------------------------------------------------------------------------------------------------
  NET REVENUES                                 $  3,135,013     $  1,505,999     $   (816,486)   $  3,824,526
--------------------------------------------------------------------------------------------------------------
  NET LOSS                                     $ (9,169,419)    $ (5,552,226)    $  1,178,588    $(13,543,057)
--------------------------------------------------------------------------------------------------------------
  IDENTIFIABLE ASSETS                          $ 29,142,639     $  2,131,463     $(18,427,195)   $ 12,846,907
--------------------------------------------------------------------------------------------------------------



11. SETTLEMENT OF LITIGATION

 In 1993 several lawsuits were filed between the former Company's then President and Chief Executive Officer (CEO), a co-founder and former member of VIDAMED's board of directors, EP Technologies, Inc. (EPT) and certain principals of EPT. On September 7, 1994, the Company and EPT entered into a Settlement Agreement and Mutual Release (the Agreement). Under the terms of the Agreement, the Company, CEO and board member received a discharge from all claims and actions that had been alleged under the EPT suit, and the Company delivered to EPT a warrant to purchase 255,465 shares of Common Stock at $.45 per share. This warrant has been valued at $1,138,094 and has been recorded as an expense in the year ended December 31, 1994. In addition, the CEO and the board member transferred a total of 28,334 shares of Common Stock, to an attorney who defended the Company, CEO and board member under the suit. The Company has reissued the same number of shares to the CEO and board member and recorded the compensation expense of $127,500 in 1994. The value of the warrant and the transferred shares have been recorded as Common Stock and warrant issuable pursuant to the settlement of litigation at December 31, 1994. The warrant was exercised in January 1995.

 In addition to that described above, the Company issued a warrant to purchase 22,223 shares of Common Stock at $12.83 per share to the attorney who defended the Company in the above matter. The warrant expired in September 1996 and was not exercised.

1996 Annual Report | VIDAMED, Inc


12. SUBSEQUENT EVENTS (UNAUDITED)

 In February 1997, the Company entered into an equity financing arrangement with a European institutional investor under which the Company may, at its option, sell to such investment bank up to $10.0 million of VIDAMED common stock in increments of up to $2.5 million. The common stock will be priced at a 10% discount to the current market price at the time of sale, subject to adjustment based on a formula linked to the market price of the Company's common stock during the 21 trading days following each sale. In connection with this arrangement, the Company paid a commitment fee of $100,000.


REPORT OF ERNST & YOUNG LLP
 Independent Auditors


THE BOARD OF DIRECTORS AND STOCKHOLDERS
VIDAMED, INC.

 We have audited the accompanying consolidated balance sheets of VIDAMED, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly and in all material respects, the consolidated financial position of VIDAMED, Inc. at December 31, 1996 and 1995, and the consolidated result of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/  Ernst & Young LLP


 Palo Alto, California
 January 17, 1997

                                                                                   BOARD OF DIRECTORS
                                                             DAVID L. DOUGLASS--CHAIRMAN OF THE BOARD
                                                                          STUART D. EDWARDS--DIRECTOR
                                               JAMES A. HEISCH--PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                                      LAWRENCE G. MOHR, JR.--DIRECTOR
                                                                        MICHAEL H. SPINDLER--DIRECTOR

                                                                                   CORPORATE OFFICERS
                                               JAMES A. HEISCH--PRESIDENT AND CHIEF EXECUTIVE OFFICER
                       CAROL A. CHLUDZINSKI--SENIOR VICE PRESIDENT, NORTH AMERICA SALES AND MARKETING
                                         JOHN N. HENDRICK--VICE PRESIDENT AND CHIEF OPERATING OFFICER
       NOEL D. MESSENGER--VICE PRESIDENT , REGULATORY AFFAIRS, CLINICAL AFFAIRS AND QUALITY ASSURANCE
                                                      PATRICIA S. GARFIELD--VICE PRESIDENT, MARKETING


                                                                               CORPORATE HEADQUARTERS
                                                                                        VIDAMED, INC.
                                                                                     1380 WILLOW ROAD
                                                                                 MENLO PARK, CA 94025

                                                                         TRANSFER AGENT AND REGISTRAR
     CORPORATE INFORMATION                                  AMERICAN SECURITIES TRANSFER INCORPORATED
                                                                      1825 LAWRENCE STREET, SUITE 444
                                                                                     DENVER, CO 80202

                                                                                    CORPORATE COUNSEL
                                                             WILSON, SONSINI, GOODRICH AND ROSATI, PC
                                                                                PALO ALTO, CALIFORNIA

                                                                                 INDEPENDENT AUDITORS
                                                                                    ERNST & YOUNG LLP
                                                                                PALO ALTO, CALIFORNIA

                                                                                        SEC FORM 10-K

                       A COPY OF THE COMPANY'S FORM 10-K IS AVAILABLE WITHOUT CHARGE. PLEASE CONTACT:
                                                                                   INVESTOR RELATIONS
                                                                                        VIDAMED, INC.
                                                                                     1380 WILLOW ROAD
                                                                                 MENLO PARK, CA 94025
                                                                                         415 328-8781

                                                                                       ANNUAL MEETING
                                                               THE ANNUAL MEETING OF THE STOCKHOLDERS
                                                           WILL BE HELD ON MAY 7, 1997, AT 10:00AM AT
                                                         THE HOTEL SOFITEL, REDWOOD CITY, CALIFORNIA.
