Form 10-Q
period 1997-03-31
VIDAMED INC
filed 1997-05-14
CIK 929900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       or

[  ]   TRANSITION  REPORTS  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________


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


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 11,653,050 as of April 30, 1997.

                                                                    Page 1 of 15
                                                        Exhibit Index at Page 14

                                  VIDAMED, INC.

                                      INDEX

PART I: FINANCIAL INFORMATION

                                                                                        Page
Item 1.      Condensed consolidated financial statements - unaudited

             Condensed consolidated balance sheets - March 31, 1997
                  and December 31, 1996                                                    3

             Condensed consolidated statements of operations - three months
                  ended March 31, 1997 and 1996                                            4

             Condensed consolidated statements of cash flows - three months
                  ended March 31, 1997 and 1996                                            5

             Notes to condensed consolidated financial statements                          6

Item 2.      Management's discussion and analysis of financial condition
                 and results of operations                                                 8

PART II: OTHER INFORMATION

Item 1.      Legal Proceedings                                                            11

Item 2.      Changes in Securities                                                        11

Item 3.      Defaults Upon Senior Securities                                              11

Item 4.      Submission of Matters to a Vote of Security Holders                          11

Item 5.      Other Information                                                            11

Item 6.      Exhibits and Reports on Form 8-K                                             11

             Signatures                                                                   12

                                                                                Page 2 of 15

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VidaMed, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                         March 31,  December 31,
                                                           1997        1996
                                                        ----------  ------------
                                                        (Unaudited)     (*)
Assets
Current Assets:
     Cash and cash equivalents                             $  4,301    $  3,879
     Short-term investments                                    --         1,976
     Accounts Receivable                                      4,105       2,413
     Other current assets                                     2,326       2,112
                                                           --------    --------
           Total current assets                              10,732      10,380

     Property and equipment, net                              2,214       2,259
     Other assets, net                                          204         208
                                                           --------    --------
           Total assets                                    $ 13,150    $ 12,847
                                                           ========    ========

Liabilities and stockholders' equity
Current liabilities:
     Notes payable, current portion                        $  1,094    $  1,064
     Accounts payable                                         1,381       1,246
     Accrued professional fees                                  449         498
     Accrued clinical trial costs                               852         982
     Accrued and other liabilities                            3,635       3,114
     Current portion of obligations under
        capital leases                                          345         470
     Deferred revenue                                           446         467
                                                           --------    --------
           Total current liabilities                          8,202       7,841

     Notes payable, noncurrent                                  194         480
     Other long-term liabilities                                751         825

Stockholders' equity:
     Capital stock                                           59,623      55,577
     Accumulated deficit                                    (55,620)    (51,876)
                                                           --------    --------
           Total stockholders' equity                         4,003       3,701
                                                           --------    --------
           Total liabilities and stockholders' equity ..   $ 13,150    $ 12,847
                                                           ========    ========

* The Balance Sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                  VidaMed, Inc.
                 Condensed Consolidated Statements of Operations
                     (In thousands except per share amounts)
                                   (Unaudited)



                                                            Three Months Ended
                                                                  March 31,
                                                         -----------------------
                                                           1997          1996
                                                         --------      ---------
Revenues:
     Product sales, net                                  $  3,252      $    381
     License fees and grant revenue                            50           107
                                                         --------      --------
     Net revenues                                           3,302           488

Cost of Goods Sold                                          1,783           790
                                                         --------      --------
     Gross Profit (Loss)                                    1,519          (302)

Operating Expenses:
     Research and development                               1,898         1,411
     Selling, general and administrative                    3,358         1,614
                                                         --------      --------
     Total operating expenses                               5,256         3,025

     Loss from operations                                  (3,737)       (3,327)

Other income(expense), net                                     (7)           (3)
                                                         --------      --------
Net loss                                                 $ (3,744)     $ (3,330)
                                                         ========      ========
Net loss per share                                       $   (.34)     $   (.36)
                                                         ========      ========
Shares used in computing net loss per share                11,128         9,350
                                                         ========      ========


                             See accompanying notes.

                                  VidaMed, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                             Three Months Ended
                                                                  March 31,
                                                             -------------------
                                                              1997        1996
                                                             -----       -----
Cash flows from operating activities:
     Net loss                                              $ (3,744)   $ (3,330)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
           Depreciation and amortization                        326         353
           Other                                                (24)        (22)
           Changes in assets and liabilities:
               Accounts Receivable                           (1,692)       (229)
               Other current assets                            (214)       (127)
               Other assets                                       4           3
               Accounts payable                                 135         (45)
               Accrued and other liabilities                    342         (58)
               Deferred revenue                                 (21)       (106)
                                                           --------    --------
Net cash used in operating activities                        (4,888)     (3,561)
                                                           --------    --------

Cash flows from investing activities:
     Expenditures for property and equipment                   (257)       (284)
     Purchase of short-term investments                        --        (4,902)
     Proceeds from maturities of
        short-term investments                                1,976       7,000
                                                           --------    --------
Net cash provided by investing activities                     1,719       1,814
                                                           --------    --------

Cash flows from financing activities:
     Net cash proceeds from issuance of Common Stock          4,021         209
     Principal payments under capital leases                   (164)       (170)
     Principal payments of long-term debt                       (11)         (5)
     Principal payments of notes payable                       (255)     (2,928)
     Net proceeds from issuance of notes payable
         and convertible notes                                 --        10,100
                                                           --------    --------
Net cash provided by financing activities                     3,591       7,206
                                                           --------    --------
Net increase in cash and cash equivalents                       422       5,459
Cash and cash equivalents at the beginning
  of the period                                               3,879       5,686
                                                           --------    --------
Cash and cash equivalents at the end of the period         $  4,301    $ 11,145
                                                           ========    ========

                            See accompanying notes.

                                  VIDAMED, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

1.       Basis of presentation

The accompanying unaudited condensed consolidated financial statements of VidaMed, Inc. (the "Company" or "VidaMed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 1997 and the statements of operations for the three months ended March 31, 1997 and 1996, and the statements of cash flows for the three months ended March 31, 1997 and 1996, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2.       Net loss per share

Net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. Common equivalent shares are excluded from the computation as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute loss per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of loss per share is not expected to be material.

3.       Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market value. Inventories at March 31, 1997 and December 31, 1996 consist of the following:

                                                  March 31,         December 31,
                                                    1997                 1996
                                                 ----------           ----------

Raw Materials                                    $  295,000           $  600,000
Work in process                                     142,000              174,000
Finished Goods                                      553,000              673,000
                                                 ----------           ----------
                                                 $  990,000           $1,447,000
                                                 ==========           ==========

4.       Intellectual Property Litigation Risks

In 1995, EP Technologies, Inc. ("EPT") and the University of California ("UC"), which have filed United States patent applications relating to ablation of body tissue, requested the United States Patent and Trademark Office to declare an interference with two of VidaMed's United States patent applications on which notices of allowances have been received. The inventors identified on the EPT/UC application are Stuart Edwards, who was previously VidaMed's Chief Executive Officer and was previously the Chief Technical Officer of EPT, and a cardiologist from the University of California, San Francisco, who worked as a consultant to EPT while Mr. Edwards was employed there.

Although the Company believes, based on current available information, that an interference will not be allowed on the patents, an adverse determination in the current patent office proceeding or in other litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties. There can be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

5.       Cash, cash equivalents and short-term investments

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

6.       Convertible notes

In March 1996, the Company completed the sale of $10.1 million of 5% convertible subordinated notes (the "Notes"). The Notes were converted into Common Stock of VidaMed based upon a percentage (ranging from 80% to 85%) of the average closing bid price over a period of five trading days prior to conversion. As of December 31, 1996 all of the $10.1 million in principal and accrued interest on the Notes had been converted into an aggregate of 1,375,676 shares of Common Stock.

7.       Common stock

In February 1997, the Company entered into an equity financing agreement with a European investment banker under which the Company may, at its option, sell to such investment bank up to $10.0 million of VidaMed common stock in increments up to $2.5 million. The common stock will be priced at a 10% discount to the current market price at the time of sale, subject to adjustment based on a formula linked to the market price of the Company's common stock during the 21 trading days following the sale. As of March 31, 1997 the Company had completed two issuances of common stock resulting in $4.0 million in net proceeds to the Company. The first sale of $2.5 million resulted in the issuance of 286,123 common stock shares. The second sale of $1.5 million resulted in the issuance of 242,424 common stock shares, although additional proceeds of $103,896 were received in April 1997 after the pricing period was completed due to adjustment of the purchase price.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 1997 and 1996, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 10K for the year ended December 31, 1996.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from those anticipated by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in the Company's report on Form 10-K for the year ended December 31, 1996.

Overview

VidaMed has a limited history of operations and has experienced significant operating losses since inception. As of March 31, 1997, the Company had an accumulated deficit of $55.6 million. The Company commenced international sales of its TransUrethral Needle Ablation ("TUNA") system in late 1993 and United States sales in October 1996. Revenues for the quarters ended March 31, 1997 and 1996 include license fees for distribution rights in Japan and for the quarter ended March 31, 1996 includes a United Kingdom government grant which ended June 30, 1996.

VidaMed anticipates that a substantial amount of its revenues from product sales in the future will be from sales in the United States. The Company filed a premarket 510(k) notification with the Food and Drug Administration ("FDA") for the TUNA System in March 1996. The company received FDA clearance to market the TUNA System for the treatment of symptoms associated with BPH in the United States on October 8, 1996. In the United States, the Company markets the TUNA System through a network of five VidaMed sales managers and approximately 35 independent dealers and representatives. A network of distributors, supported by VidaMed staff, cover other countries in Europe, Asia and South America.

The Company expects its operating losses to continue through at least fiscal year 1997 as it continues to expend substantial resources in expansion of marketing and sales activities as a result of FDA clearance of the Company's 510(k) premarket notification for the TUNA System, funding clinical trials in support of regulatory and reimbursement approvals, and research and development. The Company's future profitability will be dependent upon, among other factors, market acceptance of the TUNA System and availability of third-party reimbursement for procedures performed with the TUNA System.

Although the Company has received FDA clearance of its 510(k) notification for the TUNA System for treatment of symptoms associated with BPH and has commenced marketing of the TUNA System in the United States, there can be no assurance that the TUNA System will be deemed clinically or cost effective by health care providers and payors, will be deemed superior to other current and emerging methods for treating BPH or will achieve significant market acceptance in the United States market. Furthermore, determinations as to eligibility of the TUNA System for reimbursement by private and governmental health payors are made by such payors independently of the FDA approval, and, accordingly, there can be no assurance that the TUNA procedure will be eligible for reimbursement in the United States under either private or governmental healthcare payment systems. Ineligibility of TUNA procedures for reimbursement would have an adverse effect on the ability of the TUNA System to achieve market acceptance. Failure of the TUNA System to achieve market acceptance in the United States would have a material adverse effect on business, financial condition and results of operations of the Company.

The Company does not have a backlog of orders for its products in countries where the TUNA System is approved and anticipates that it will continue to manufacture and ship orders after their receipt. Accordingly, the Company does not anticipate that it will develop a significant backlog in the future.

Results of Operations

Net revenue for the three months ended March 31, 1997 increased 577% to $3,302,000 from $488,000 in the three months ended March 31, 1996. Product sales in the first quarter of 1997 increased 755% to $3,252,000 from $381,000 in the same period in 1996. The increase in product sales between the first quarter of 1997 and 1996 is the result of sales of the TUNA System in the United States.

Cost of product sales increased 126% to $1,783,000 in the three months ended March 31, 1997 from $790,000 in the three months ended March 31, 1996. The increase is due to higher product sales in the three months of 1997, although the Company also experienced excess manufacturing overhead in the first quarter of 1996. Increased sales in the first quarter of 1997 resulted in improved absorption of manufacturing overhead.

Research and development expenses increased 35% to $1,898,000 in the three months ended March 31, 1997 from $1,411,000 in the three months ended March 31, 1996. The increase was primarily due to product development for the new TUNA System RF generator resulting from increased outside services and development material.

Selling, general and administrative expenses increased 108% to $3,358,000 in the three months ended March 31, 1997 from $1,614,000 in the three months ended March 31, 1996. The increase was primarily due to increased sales and marketing expense incurred in the continuing product introduction of the TUNA System in the United States. Significant sales and marketing expenses included commissions, advertising expenses and physician workshops. Advertising expenses included cooperative advertising amounts related to Tenet Healthcare, a major private organization with which VidaMed entered into an agreement in the first quarter of 1997 to provide TUNA Systems to Tenet's hospitals.

Total operating expenses in the three months ended March 31, 1997 increased 74% to $5,256,000 from $3,025,000 in the three months ended March 31, 1996. The increase in operating expenses was due primarily to the increase in selling, general and administrative expenses.

Other expense for the three months ended March 31, 1997 was $7,000, compared to $3,000 for the three months ended March 31, 1996. This change in the three month amount is primarily due to lower interest income attributable to lower investment balances.

The net loss for the three month periods ended March 31, 1997 was $3,744,000, compared to $3,330,000 for the three months ended March 31, 1996.

Liquidity and Capital Resources

At March 31, 1997 the Company's cash and cash equivalents were $4,301,000, compared to $5,855,000 at December 31, 1996. In February 1997, the Company entered into an equity financing agreement with a European institutional investor under which the Company may, at its option, sell to such investment bank up to $10.0 million of VidaMed common stock in increments up to $2.5 million. The common stock will be priced at a 10% discount to the current market price at the time of sale, subject to adjustment based on a formula linked to the market price of the Company's common stock during the 21 days following each sale. As of March 31, 1997 the Company had drawn down $4.0 million under this agreement.

In April 1995, the Company obtained a $3,000,000 secured credit facility. To date, the Company has borrowed $3,000,000 under this facility. Borrowings bear interest at the prime rate plus 3% per annum plus additional lump-sum interest of 15% of each borrowing, payable at maturity. Repayment is based on a three year amortization schedule.

During the three months ended March 31, 1997 and 1996, VidaMed consumed cash in operations of $4,888,000 and $3,561,000 respectively. The changes in cash used in operations were due to increased accounts receivable due to increased product sales and sales and marketing expenses associated with the product launch of the TUNA System in the United States.

Although VidaMed believes that its current capital resources, cash generated from the sale of products and remaining balance on the equity financing agreement will be sufficient to meet the Company's operating and capital requirements through the next twelve months, there can be no assurance that the Company will not require additional financing within this time frame. There can be no assurance that additional financing, if required, will be available on satisfactory terms or at all. In any event, VidaMed may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. VidaMed's future liquidity and capital requirements will depend on numerous other factors, including progress of clinical trials, actions related to regulatory and reimbursement matters, and the extent to which the TUNA system gains market acceptance.

                                  VIDAMED, INC.

PART II: OTHER INFORMATION

Item 1.           Legal Proceedings

                  None

Item 2.           Changes in Securities

                  See page 13.

Item 3.           Defaults upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

                           a) Exhibits

                               (27.1)  Financial Data Schedule

                           b) Reports on Form 8-K. On March 14, 1997 the Company filed a report on Form 8-K regarding an equity financing agreement with a European investment bank under which the Company may, at its option, sell to such investment bank up to $10.0 million of VidaMed common stock in increments up to $2.5 million. The common stock will be priced at a 10% discount to the current market price at the time of sale, subject to adjustment based on a formula linked to the market price of the Company's common stock during the 21 trading days following each sale.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.


                                               VIDAMED, INC.

Date:     May 12, 1997                         By:     /s/   James A. Heisch
       ------------------------                    -----------------------------
                                                    James A. Heisch
                                                    President, Chief Executive
                                                    Officer

Date:     May 12, 1997                         By:    /s/  Richard D. Brounstein
       ------------------------                    -----------------------------
                                                    Richard D. Brounstein
                                                    VP Finance, Chief Financial
                                                    Officer (Principal Financial
                                                    Officer)

Date:     May 12, 1997                         By:    /s/   Thomas M. Fahey
       ------------------------                    -----------------------------
                                                    Thomas M. Fahey
                                                    Director of Finance
                                                    (Principal Accounting
                                                    Officer)

PART II.          OTHER INFORMATION

Item 2.           CHANGES IN SECURITIES

During the first quarter of 1997 the Company issued common stock under the equity financing agreement. The first sale of $2.5 million of VidaMed common stock resulted in the issuance of 286,123 shares. The second sale of $1.5 million of VidaMed common stock resulted in the issuance of 242,424 shares although additional proceeds of $103,896 were received in April 1997 after the pricing period was concluded due to an adjustment in the purchase price.
 .

INDEX TO EXHIBITS



EXHIBIT
NUMBER            DESCRIPTION

            27.1  Financial Data Schedule