Form 10-Q
period 1997-06-30
VIDAMED INC
filed 1997-08-07
CIK 929900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       or

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________


                         Commission File Number: 0-26082


                                  VIDAMED, INC.
             (exact name of registrant as specified in its charter)



          Delaware                                         77-0314454
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                              46107 Landing Parkway
                                Fremont, CA 94538
                    (Address of principal executive offices)

                                 (510) 492-4900
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 12,586,158 as of July 25, 1997.

                                                        Page 1 of 15
                                                        Exhibit Index At Page 14

                                  VIDAMED, INC.

                                      INDEX

PART I: FINANCIAL INFORMATION
                                                                                        Page
Item 1.      Condensed consolidated financial statements - unaudited

             Condensed consolidated balance sheets - June 30, 1997
                  and December 31, 1996                                                   3

             Condensed consolidated statements of operations - three months
                  ended June 30, 1997 and 1996 and six months ended                       4
                  June 30, 1997 and 1996

             Condensed consolidated statements of cash flows - six months
                  ended June 30, 1997 and 1996                                            5

             Notes to condensed consolidated financial statements                         6

Item 2.      Management's discussion and analysis of financial condition
                 and results of operations                                                9


PART II: OTHER INFORMATION

Item 1.      Legal Proceedings                                                           12

Item 2.      Changes in Securities                                                       12

Item 3.      Defaults Upon Senior Securities                                             12

Item 4.      Submission of Matters to a Vote of Security Holders                         12

Item 5.      Other Information                                                           12

Item 6.      Exhibits and Reports on Form 8-K                                            12

             Signatures                                                                  13

                                                                               Page 2 of 15

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VidaMed, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                           June 30, December 31,
                                                             1997        1996
                                                           --------    --------
                                                         (Unaudited)      (*)
Assets
Current Assets:
     Cash and cash equivalents                             $  6,006       3,879
     Short-term investments                                    --         1,976
     Accounts Receivable                                      3,502       2,413
     Inventory                                                1,777       1,447
     Other current assets                                     1,246         665
                                                           --------    --------
           Total current assets                              12,531      10,380

     Property and equipment, net                              2,395       2,259
     Other assets, net                                          237         208
                                                           --------    --------
           Total assets                                    $ 15,163    $ 12,847
                                                           ========    ========

Liabilities and stockholders' equity Current liabilities:
     Notes payable, current portion                        $  1,026    $  1,064
     Accounts payable                                         1,563       1,246
     Accrued professional fees                                  435         498
     Accrued clinical trial costs                               850         982
     Accrued and other liabilities                            4,187       3,114
     Current portion of obligations under capital leases        221         470
     Deferred revenue, current portion                          621         467
                                                           --------    --------
           Total current liabilities                          8,903       7,841

     Notes payable, noncurrent                                 --           480
     Other long-term liabilities                                778         825

Stockholders' equity:
     Capital stock                                           65,637      55,577
     Accumulated deficit                                    (60,155)    (51,876)
                                                           --------    --------
           Total stockholders' equity                         5,482       3,701
                                                           --------    --------
           Total liabilities and stockholders' equity      $ 15,163    $ 12,847
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

                                                            VidaMed, Inc.
                                           Condensed Consolidated Statements of Operations
                                               (In thousands except per share amounts)
                                                             (Unaudited)

                                                                        Three Months Ended                   Six Months Ended
                                                                              June 30,                             June 30,
                                                                     --------------------------          --------------------------
                                                                       1997             1996               1997              1996
                                                                     --------          --------          --------          --------
Revenues:
     Product sales, net                                              $  2,103          $    496          $  5,355          $    876
     License fees and grant revenue                                        50               107               100               215
                                                                     --------          --------          --------          --------
     Net revenues                                                       2,153               603             5,455             1,091

Cost of Products Sold                                                   1,265               832             3,048             1,622
                                                                     --------          --------          --------          --------
     Gross Profit (Loss)                                                  888              (229)            2,407              (531)

Operating Expenses:
     Research and development                                           1,456             1,339             3,354             2,751
     Selling, general and administrative                                3,865             1,997             7,223             3,611
                                                                     --------          --------          --------          --------
     Total operating expenses                                           5,321             3,336            10,577             6,362

     Loss from operations                                              (4,433)           (3,565)           (8,170)           (6,893)

Other income(expense), net                                               (102)               11              (109)                8
                                                                     --------          --------          --------          --------
Net loss                                                             $ (4,535)         $ (3,554)         $ (8,279)         $ (6,885)
                                                                     ========          ========          ========          ========
Net loss per share                                                   $   (.38)         $   (.34)         $   (.72)         $   (.70)
                                                                     ========          ========          ========          ========
Shares used in computing net loss per share                            11,913            10,420            11,521             9,885
                                                                     ========          ========          ========          ========

                                                       See accompanying notes.

                                                                                                                        Page 4 of 15

                                  VidaMed, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                              Six Months Ended
                                                                  June 30,
                                                           --------------------
                                                             1997        1996
                                                           --------    --------
Cash flows from operating activities:
     Net loss                                              $ (8,279)   $ (6,885)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
           Depreciation and amortization                        670         712
           Other                                                  1          29
           Changes in assets and liabilities:
               Accounts Receivable                           (1,089)       (234)
               Inventory                                       (330)        279
               Other current assets                            (581)        126
               Other assets                                     (29)         13
               Accounts payable                                 317          97
               Accrued and other liabilities                    878         179
               Deferred revenue                                 217        (212)
                                                           --------    --------
Net cash used in operating activities                        (8,225)     (5,896)
                                                           --------    --------

Cash flows from investing activities:
     Expenditures for property and equipment                   (758)       (451)
     Purchase of short-term investments                        --        (7,846)
     Proceeds from maturities of short-term investments       1,976       8,834
                                                           --------    --------
Net cash provided by investing activities                     1,218         537
                                                           --------    --------

Cash flows from financing activities:
     Net cash proceeds from issuance of Common Stock         10,002         365
     Principal payments under capital leases                   (318)       (345)
     Principal payments of long-term debt                       (32)        (10)
     Principal payments of notes payable                       (518)     (3,162)
     Net proceeds from issuance of notes payable
         and convertible notes                                 --         9,676
                                                           --------    --------
Net cash provided by financing activities                     9,134       6,524
                                                           --------    --------
Net increase in cash and cash equivalents                     2,127       1,165
Cash and cash equivalents at the beginning
  of the period                                               3,879       5,687
                                                           --------    --------
Cash and cash equivalents at the end of the period         $  6,006    $  6,852
                                                           ========    ========

                             See accompanying notes.

                                  VIDAMED, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)

1.       Basis of presentation

The accompanying unaudited condensed consolidated financial statements of VidaMed, Inc. (the "Company" or "VidaMed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 1997 and the statements of operations for the three and six months ended June 30, 1997 and 1996, and the statements of cash flows for the six months ended June 30, 1997 and 1996, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2.       Net loss per share

Net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. Common equivalent shares are excluded from the computation as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute loss per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share or "basis" earnings per share the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of loss per share is not expected to be material.

3.       Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market value. Inventories at June 30, 1997 and December 31, 1996 consist of the following:

                                             June 30,        December 31,
                                               1997            1996
                                           ----------       ----------
        Raw materials                      $  424,000       $  600,000
        Work in process                       108,000          174,000
        Finished goods                      1,245,000          673,000
                                           ----------       ----------
                                           $1,777,000       $1,447,000
                                           ==========       ==========

4.       Common stock

In February 1997, the Company entered into an equity financing agreement with a European investment bank under which the Company may, at its option, sell to such investment bank up to $10.0 million of VidaMed common stock in increments up to $2.5 million. Under this arrangement, the common stock is priced at a 10% discount to the current market price at the time of sale, subject to adjustment based on a formula linked to the market price of the Company's common stock during the 21 trading days following the sale. Concurrent with each common stock issuance under this arrangement, the Company issues to the investment bank a warrant to purchase one share of common stock for each 10 shares of common stock purchased under the arrangement. The exercise price of the warrant is equal to the adjusted purchase price for the common stock multiplied by 1/0.9, with the resulting product multiplied by 1.25. Each warrant has a term of three years from the date of issuance.

As of June 30, 1997 the Company had completed four issuances of common stock under the arrangment, resulting in $9.5 million in net proceeds to the Company. The following table summarizes the issuance of common stock shares under this arrangment:

                  Sale #        Net Proceeds           Shares Issued
                  ------        ------------           -------------
                    1            $2,475,000               286,123
                    2            $2,646,000               404,040
                    3            $2,228,000               360,202
                    4            $2,121,000               415,838


The fourth sale includes the issuance of an additional 11,798 shares in July 1997 at the conclusion of the fourth pricing period due to adjustment of the purchase price.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 1997 and 1996, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from those anticipated by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Overview

VidaMed has a limited history of operations and has experienced significant operating losses since its inception. As of June 30, 1997, the Company had an accumulated deficit of $60.2 million. The Company commenced international sales of its TransUrethral Needle Ablation ("TUNA") system in late 1993 and United States sales in October 1996. Revenues for the quarters ended June 30, 1997 and 1996 include license fees for distribution rights in Japan and for the quarter ended June 30, 1996 includes a United Kingdom government grant which ended June 30, 1996.

VidaMed anticipates that a substantial amount of its revenues from product sales in the future will be from sales in the United States. In the United States, the Company markets the TUNA System through a network of five VidaMed sales managers and approximately 35 independent dealers and representatives. A network of distributors, supported by VidaMed staff, cover other countries in Europe, Asia and South America. The Company filed a premarket 510(k) notification with the Food and Drug Administration ("FDA") for the TUNA System in March 1996. The company received FDA clearance to market the TUNA System for the treatment of symptoms associated with BPH in the United States on October 8, 1996. In October 1996 the Company applied to the American Medical Association for a CPT code which will become part of the 1998 Federal Register. The CPT code enables Medicare reimbursement to occur on a routine basis within established reimbursement amounts. Prior to the issuance of a CPT code there is no assurance of Medicare reimbursement of the TUNA procedure and decisions about reimbursement are made on an individual basis.

The Company expects its operating losses to continue through at least the next four quarters as it continues to expend substantial resources in expansion of marketing and sales activities as a result of FDA clearance of the Company's 510(k) premarket notification for the TUNA System, funding clinical trials in support of regulatory and reimbursement approvals, and research and development. The Company's future profitability will be dependent upon, among other factors, market acceptance of the TUNA System and availability of third-party reimbursement for procedures performed with the TUNA System.

Although the Company has received FDA clearance of its 510(k) notification for the TUNA System for treatment of symptoms associated with BPH and has commenced marketing of the TUNA System in the United States, there can be no assurance that the TUNA System will be deemed clinically or cost effective by many health care providers and payors, will be deemed superior to other current and emerging methods for treating BPH or will achieve significant market acceptance in the United States market. Furthermore, determinations of reimbursement of the TUNA System by private and governmental health payors are made by such payors independently of the FDA approval, and, accordingly, there can be no assurance that the TUNA procedure will be generally reimbursed at adequate levels in the United States under either private or governmental healthcare payment systems. Adequacy of reimbursement for TUNA procedures could have an adverse effect on the ability of the TUNA System to achieve market acceptance. To date, VidaMed has received reimbursement approvals from certain private healthcare payors in the United States. However, due to the age of the typical BPH patient, the majority of United States healthcare expenses for treatment of BPH are paid by Medicare. The Company has not received approval for Medicare reimbursment for the TUNA procedure. There can be no assurance as to when or whether such approval will be received. Failure of the TUNA System to achieve market acceptance in the United States would have a material adverse effect on business, financial condition and results of operations of the Company.

The Company does not have a backlog of orders for its products in countries where the TUNA System is approved and anticipates that it will continue to manufacture and ship orders after their receipt. Accordingly, the Company does not anticipate that it will develop a significant backlog in the future.

Results of Operations

Net revenue for the three months ended June 30, 1997 increased 257% to $2,153,000 from $603,000 in the three months ended June 30, 1996. Product sales in the second quarter of 1997 increased 324% to $2,103,000 from $496,000 in the same period in 1996. For the first six months of 1997 net revenue increased 400% to $5,455,000 from $1,091,000 during the same period in 1996. Product sales for the first six months of 1997 increased 511% to $5,355,000 from $876,000 during the same period in 1996. The increase in net revenues and product sales between 1997 and 1996 is the result of sales of the TUNA System in the United States.

Cost of product sales increased 52% to $1,265,000 in the three months ended June 30, 1997 from $832,000 in the three months ended June 30, 1996. For the six months ended June 30, 1997 cost of product sales increased 88% to $3,048,000 from $1,622,000 in the same period in 1996. The increase is due to higher product sales in the first six months of 1997, although the Company experienced excess manufacturing overhead in the first and second quarters of 1996. Increased sales in the first six months of 1997 resulted in improved absorption of manufacturing overhead.

Research and development expenses increased 9% to $1,456,000 in the three months ended June 30, 1997 from $1,339,000 in the three months ended June 30, 1996. The increase is primarily due to continuing development efforts on both the TUNA System RF generator and VidaMed TUNA System handpiece. For the six months ended June 30, 1997 research and development expenses increased 22% to $3,354,000 from $2,750,000 in the same period of 1996. The increase was primarily due to product development for the new TUNA System RF generator resulting from increased outside services and development material which occurred in the first quarter of 1997.

Selling, general and administrative expenses increased 94% to $3,865,000 in the three months ended June 30, 1997 from $1,997,000 in the three months ended June 30, 1996. For the six months ended June 30, 1997 selling, general and administrative expenses increased 100% to $7,223,000 from $3,611,000 in the same period in 1996. The increase was primarily due to increased sales and marketing expense incurred in the continuing product introduction of the TUNA System in the United States. Significant sales and marketing expenses included commissions, advertising expenses, trade shows and physician workshops.

Total operating expenses in the three months ended June 30, 1997 increased 60% to $5,321,000 from $3,336,000 in the three months ended June 30, 1996. Total operating expenses for the first six months of 1997 increased 66% to $10,577,000 from $6,362,000 in the same periods in 1996. The increase in operating expenses was due primarily to the increase in selling, general and administrative expenses.

Other expense for the three and six months ended June 30, 1997 was $102,000 and $109,000, respectively, compared to other income of $11,000 and $8,000 for the comparable periods in 1996. This change is primarily due to lower interest income attributable to lower investment balances, offset in part by lower interest expense due to decreasing notes payable and capital lease balances.

The net loss for the three and six month periods ended June 30, 1997 was $4,535,000 and $8,279,000, respectively, compared to $3,554,000 and $6,885,000 for the comparable periods in 1996.

Liquidity and Capital Resources

At June 30, 1997 the Company's cash and cash equivalents were $6,006,000, compared to $5,855,000 at December 31, 1996. In February 1997, the Company entered into an equity financing agreement with a European investment bank under which the Company may, at its option, sell to such investment bank up to $10.0 million of VidaMed common stock. As of June 30, 1997 the Company had drawn down $9.6 million under this agreement.

In April 1995, the Company obtained a $3,000,000 secured credit facility. To date, the Company has borrowed $3,000,000 under this facility. Borrowings bear interest at the prime rate plus 3% per annum plus additional lump-sum interest of 15% of each borrowing, payable at maturity. Repayment is based on a three year amortization schedule.

During the six months ended June 30, 1997 and 1996, VidaMed consumed cash in operations of $8,225,000 and $5,896,000, respectively. The changes in cash used in operations were attributable to increased accounts receivable due to increased product sales and sales and marketing expenses associated with the product launch of the TUNA System in the United States.

The Company is moving to a 35,000 square foot facility in Fremont, CA in the third quarter of 1997. The Company anticipates with the move to the new facility in the next quarter that it will incur approximately $1.0 million in capital costs.

Although VidaMed believes that its current capital resources and cash generated from the sale of products will be sufficient to meet the Company's operating and capital requirements through the next twelve months, there can be no assurance that the Company will not require additional financing within this time frame. There can be no assurance that additional financing, if required, will be available on satisfactory terms or at all. In any event, VidaMed anticipates in the future that it will seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. VidaMed's future liquidity and capital requirements will depend on numerous other factors, including progress of clinical trials, actions related to regulatory and reimbursement matters, and the extent to which the TUNA system gains market acceptance.

                                  VIDAMED, INC.

PART II: OTHER INFORMATION

Item 1.           Legal Proceedings

                  None

Item 2.           Changes in Securities

                  See page 13.

Item 3.           Defaults upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  See page 13.

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

                           a) Exhibits

                               (27.1)  Financial Data Schedule

                           b) Reports  on Form 8-K.  No reports on Form 8-K were
                              filed during the quarter ended June 30, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.


                                             VIDAMED, INC.

Date:     July 31, 997                       By:   /s/   James A. Heisch
       ---------------------                      ------------------------
                                                  James A. Heisch
                                                  President, Chief Executive
                                                  Officer

Date:     July 31, 1997                      By:    /s/   Richard D. Brounstein
       -------------------------                 ------------------------------
                                                  Richard D. Brounstein
                                                  VP Finance, Chief Financial
                                                  Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

PART II.          OTHER INFORMATION

Item 2.           CHANGES IN SECURITIES

During the second quarter of 1997 the Company issued common stock in two sales pursuant to its equity financing agreement with a European investment bank. In the first quarter of 1997, the Company issued common stock in two sales pursuant to the same arrangment totaling $4.0 million with 528,547 common stock shares being issued. The second sale in the first quarter had an adjustment to the amount funded of $1,173,000 that was completed in the second quarter resulting in 161,616 additional common stock shares being issued. The first sale of common stock in the second quarter resulted in the issuance of 360,202 shares for $2.25 million. The second sale of common stock in the second quarter resulted in the issuance of 404,040 shares for $2.1 million. Additional common stock of 11,798 was issued in July 1997 to conclude the pricing period relating to the second sale.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company solicited proxies for an annual meeting of stockholders on May 7, 1997 to all of the Company's stockholders.

The election of all directors was conducted and the following nominees were elected: David L. Douglass, Stuart D. Edwards, James A. Heisch, Wayne I. Roe, and Michael H. Spindler. The vote with respect to each nominee was as follows:

                                             Votes                  Votes
              Name                            For                  Withheld
              ----                            ---                  --------
         David L. Douglass                  8,767,853              139,799
         Stuart D. Edwards                  8,757,070              150,582
         James A. Heisch                    8,768,053              139,599
         Wayne I. Roe                       8,768,553              139,099
         Michael H. Spindler                8,766,153              141,499

The Company's Employee Stock Purchase Plan was amended and the number of shares of Common Stock reserved for issuance under the plan was increased by 100,000 to 200,000 with 8,334,465 votes in favor, 279,844 votes against and 55,044 abstentions.

The Company's Stock Plan was amended and the number of shares of Common Stock reserved for issuance under the plan was increased by 366,666 to 3,100,000 with 7,927,228 votes in favor, 272,167 votes against and 51,691 abstentions.

Ernst & Young LLP was ratified as the independent auditors of the Company for the fiscal year ending December 31, 1997 with 8,842,408 votes in favor, 25,424 votes against and 39,820 abstentions.

INDEX TO EXHIBITS



EXHIBIT
NUMBER   DESCRIPTION

  27.1  Financial Data Schedule