Form 10-Q
period 1997-09-30
VIDAMED INC
filed 1997-11-14
CIK 929900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       or

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -----------     -----------


                         Commission File Number: 0-26082


                                  VIDAMED, INC.
             (exact name of registrant as specified in its charter)



        Delaware                                   77-0314454
   (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)


                              46107 Landing Parkway
                                Fremont, CA 94538
                    (Address of principal executive offices)

                                 (510) 492-4900
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 15,203,173 as of November 13, 1997.


                                                                    Page 1 of 16
                                                        Exhibit Index at Page 15

                                  VIDAMED, INC.

                                      INDEX

PART I: FINANCIAL INFORMATION
                                                                            Page

Item 1.    Condensed consolidated financial statements - unaudited

           Condensed consolidated balance sheets - September 30, 1997
                and December 31, 1996                                          3

           Condensed consolidated statements of operations - three months ended September 30, 1997 and 1996 and nine months ended
                September 30, 1997 and 1996                                    4

           Condensed consolidated statements of cash flows - nine months
                ended September 30, 1997 and 1996                              5

           Notes to condensed consolidated financial statements                6

Item 2.    Management's discussion and analysis of financial condition
             and results of operations                                         8


PART II: OTHER INFORMATION

Item 1.      Legal Proceedings                                                12

Item 2.      Changes in Securities                                            12

Item 3.      Defaults Upon Senior Securities                                  12

Item 4.      Submission of Matters to a Vote of Security Holders              12

Item 5.      Other Information                                                12

Item 6.      Exhibits and Reports on Form 8-K                                 12

             Signatures                                                       13

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VidaMed, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                      September 30, December 31,
                                                              1997          1996
                                                      ------------  ------------
                                                        (Unaudited)      (*)
Assets
Current Assets:
     Cash and cash equivalents ..........................  $ 13,517       3,879
     Short-term investments .............................      --         1,976
     Accounts receivable ................................     3,357       2,413
     Inventory ..........................................     1,604       1,447
     Other current assets ...............................     1,021         665
                                                           --------    --------
           Total current assets .........................    19,499      10,380

     Property and equipment, net ........................     3,470       2,259
     Other assets, net ..................................       231         208
                                                           --------    --------
           Total assets .................................  $ 23,200    $ 12,847
                                                           ========    ========

Liabilities and stockholders' equity
Current liabilities:
     Notes payable, current portion .....................  $    757    $  1,064
     Accounts payable ...................................     2,187       1,246
     Accrued professional fees ..........................       590         498
     Accrued clinical trial costs .......................       668         982
     Accrued and other liabilities ......................     3,397       3,114
     Restructuring Accrual ..............................     2,100        --
     Current portion of obligations under capital leases        173         470
     Deferred revenue, current portion ..................       415         467
                                                           --------    --------
           Total current liabilities ....................    10,287       7,841

     Notes payable, noncurrent ..........................      --           480
     Other long-term liabilities ........................       666         825

Stockholders' equity:
     Capital stock ......................................    77,478      55,577
     Accumulated deficit ................................   (65,231)    (51,876)
                                                           --------    --------
           Total stockholders' equity ...................    12,247       3,701
                                                           --------    --------
           Total liabilities and stockholders' equity ...  $ 23,200    $ 12,847
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

                                        VidaMed, Inc.
                       Condensed Consolidated Statements of Operations
                           (In thousands except per share amounts)
                                         (Unaudited)

                                               Three Months Ended        Nine Months Ended
                                                 September 30,             September 30,
                                              ---------------------   --------------------
                                                  1997        1996        1997        1996
                                              --------    --------    --------    --------
Revenues:
     Product sales, net ...................   $  1,809    $    245    $  7,164    $  1,235
     License fees and grant revenue .......        550          50         650         150
                                              --------    --------    --------    --------
     Net revenues .........................      2,359         295       7,814       1,385

Cost of Products Sold (see Note 5) ........      3,306         709       6,354       2,331
                                              --------    --------    --------    --------
Gross Profit (Loss) .......................       (947)       (414)      1,460        (946)

Operating Expenses:
     Research and development .............      1,218       1,249       4,571       3,999
     Selling, general and administrative ..      2,935       1,891      10,159       5,502
                                              --------    --------    --------    --------
     Total operating expenses .............      4,153       3,140      14,730       9,501
                                              --------    --------    --------    --------
     Loss from operations .................     (5,100)     (3,554)    (13,270)    (10,447)

Other income(expense), net ................         23          10         (86)         19
                                              --------    --------    --------    --------
Net loss ..................................   $ (5,077)   $ (3,544)   $(13,356)   $(10,428)
                                              ========    ========    ========    ========
Net loss per share ........................   $   (.39)   $   (.33)   $  (1.11)   $  (1.02)
                                              ========    ========    ========    ========

Shares used in computing net loss per share     12,901      10,854      11,981      10,208
                                              ========    ========    ========    ========


                                                                                Page 4 of 16

                             See accompanying notes.

                                  VidaMed, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                            Nine Months Ended
                                                              September 30,
                                                          --------------------
                                                            1997        1996
                                                          --------    --------
Cash flows from operating activities:
     Net loss .........................................   $(13,356)   $(10,428)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
           Depreciation and amortization ..............        907       1,063
           Other ......................................                    146
           Changes in assets and liabilities:
               Accounts Receivable ....................       (944)       (183)
               Inventory ..............................       (157)       (292)
               Other current assets ...................       (356)       (104)
               Other assets ...........................        (23)         20
               Accounts payable .......................        941         145
               Accrued and other liabilities ..........      2,088         523
               Deferred revenue .......................        (52)       (262)
                                                          --------    --------
Net cash used in operating activities .................    (10,952)     (9,372)
                                                          --------    --------

Cash flows from investing activities:
     Expenditures for property and equipment ..........     (2,045)       (584)
     Purchases of short-term investments ..............       --        (9,816)
     Proceeds from maturities of short-term investments      1,977      15,667
                                                          --------    --------
Net cash (used in) provided by investing activities ...        (68)      5,267
                                                          --------    --------

Cash flows from financing activities:
     Net cash proceeds from issuance of Common Stock ..     21,828         554
     Principal payments under capital leases ..........       (380)       (519)
     Principal payments of long-term debt .............         (3)        (18)
     Principal payments of notes payable ..............       (787)     (3,402)
     Net proceeds from issuance of notes payable
         and convertible notes ........................       --         9,776
                                                          --------    --------
Net cash provided by financing activities .............     20,658       6,391
                                                          --------    --------
Net increase in cash and cash equivalents .............      9,638       2,286
Cash and cash equivalents at the beginning
  of the period .......................................      3,879       5,687
                                                          --------    --------
Cash and cash equivalents at the end of the period ....   $ 13,517    $  7,973
                                                          ========    ========


                             See accompanying notes.

                                  VIDAMED, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

1.       Basis of presentation

The accompanying unaudited condensed consolidated financial statements of VidaMed, Inc. (the "Company" or "VidaMed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 1997 and the statements of operations for the three and nine months ended September 30, 1997 and 1996, and the statements of cash flows for the nine months ended September 30, 1997 and 1996, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2.       Net loss per share

Net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. Common equivalent shares are excluded from the computation as their effect is anti-dilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute loss per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share or "basic" earnings per share the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of loss per share for the company is not expected to be material.

3.       Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market value. Inventories at September 30, 1997 and December 31, 1996 consist of the following:

                                       September 30,    December 31,
                                           1997             1996
                                       ------------     -----------
   Raw materials                       $  358,000       $  600,000
   Work in process                         57,000          174,000
   Finished goods                       1,189,000          673,000
                                       ------------     -----------
                                       $1,604,000       $1,447,000
                                       ============     ===========

4.       Common stock

In February 1997, the Company entered into an equity financing agreement with a European investment bank under which provided the Company with the option to sell to such investment bank up to $10.0 million of VidaMed common stock in increments of up to $2.5 million. Under this arrangement, the common stock was priced at a 10% discount to the current market price at the time of sale, subject to adjustment based on a formula linked to the market price of the Company's common stock during the 21 trading days following the sale. Concurrent with each common stock issuance under this arrangement, the Company issued to the investment bank a warrant to purchase one share of common stock for each 10 shares of common stock purchased under the arrangement. The exercise price of the warrant is equal to the adjusted purchase price for the common stock multiplied by 1/0.9, with the resulting product multiplied by 1.25. Each warrant has a term of three years from the date of issuance.

As of September 30, 1997 the Company had issued 1,570,463 shares of common stock under the arrangement, resulting in approximately $10 million of net proceeds.

In September 1997, the Company completed a private placement with certain investors. In this transaction, the Company issued 2.6 million shares of Common Stock at a purchase price of $4.75 per share resulting in net proceeds of $11.7 million to the Company. In connection with this financing, the Company issued warrants to purchase an aggregate of 629,000 shares of Common Stock at an exercise price of $6.33 per share.

5.        Restructuring Accrual

In September 1997, VidaMed announced a restructuring program designed to reduce costs and improve operating efficiencies by closing the company's U.K. manufacturing facility. The Company anticipates that following a short transition period, all future manufacturing of the VidaMed TUNA(R) System hand pieces will occur in the U.S. In this regard, the Company moved into its new headquarter facility in Fremont, California in July, 1997. The facility is approximately 35,000 square feet and provides the necessary capacity to manufacture the VidaMed TUNA hand piece. The company is currently qualifying the facility as a FDA, GMP and ISO9001 site. A $2.1 million charge for the three and nine months ended September 30, 1997 is reflected in cost of goods sold in the Statements of Operations. The charge reflects $390,000 for the estimated loss on the abandonment of fixed assets, a $1,305,000 charge for the Company's obligation related to the shut down of the facility in the next six months and a $405,000 obligation related to a grant.

The elements of the total charge as of September 30, 1997 are as follows (in thousands):


                                                Representing
                            ----------------------------------------------------
                                                              Cash Outlays
                                                        ------------------------
                              Total           Asset
                            Charges      Write-down     Completed        Future

Fixed assets                 $  390        $  390        $  --          $ --
Facility shut down            1,305          --             --           1,305
Grant                           405          --             --             405
                             ------        ------        -------        ------
Total Special Charges        $2,100        $  390        $  --          $1,710
                             ======        ======        =======        ======

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 1997 and 1996, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

Overview

VidaMed has a limited history of operations and has experienced significant operating losses since its inception. As of September 30, 1997, the Company had an accumulated deficit of $65.2 million. The Company commenced international sales of its TransUrethral Needle Ablation ("TUNA") system in late 1993 and United States sales in October 1996. Revenues for the quarters ended September 30, 1997 and 1996 include license fees for distribution rights in Japan.

VidaMed anticipates that a substantial amount of its revenues from product sales in the future will be from sales in the United States. The Company filed a premarket 510(k) notification with the Food and Drug Administration ("FDA") for the VidaMed TUNA System in March 1996. The company received FDA clearance to market this system for the treatment of symptoms associated with benign prostatic hyperplasia (BPH) in the United States on October 8, 1996. The Company applied to the American Medical Association for a current procedure terminology ("CPT") code covering the TUNA Procedure. A CPT code relating to the TUNA Procedure has been published in the Federal Register and will be part of the Medicare Physician Fee Schedule for calendar 1998. Although the 1998 CPT code facilitates Medicare reimbursement within established reimbursement amounts, there can be no assurance of Medicare reimbursement as claims are submitted on an individual basis for reimbursement consideration. In particular, individual Medicare directors in each state will be responsible for making determinations regarding reimbursement for the TUNA Procedures, and there can be no assurance as to the extent to which Medicare will reimburse for the TUNA Procedures. In the United States, the Company markets the VidaMed TUNA System through a network of five VidaMed sales managers and approximately 35 independent dealers and representatives. A network of distributors, supported by VidaMed staff, cover other countries in Europe, Asia and South America.

VidaMed does not anticipate reaching profitability in the near future. The Company expects its operating losses to continue through at least the next four quarters as it continues to expend substantial resources in expansion of marketing and sales activities, funding clinical trials in support of regulatory and reimbursement approvals, and research and development. The Company's future profitability will be dependent upon, among other factors, market acceptance of the VidaMed TUNA Procedure and availability of third-party reimbursement for procedures performed with the TUNA System.

Although the Company has received FDA clearance of its 510(k) notification for the TUNA System for treatment of symptoms associated with BPH and has commenced marketing of the TUNA System in the United States, there can be no assurance that the TUNA System will be deemed clinically or cost effective by many health care providers and payors, will be deemed superior to other current and emerging methods for treating BPH or will achieve significant market acceptance in the United States market. As of September 30, 1997 there have been approximately 200 RF generators sold in the United States and over 2,500 TUNA procedures performed by urologists. Furthermore, determinations of reimbursement of the VidaMed TUNA Procedure by private and governmental health payors are made by such payors and their medical directors independently of the FDA approval, and, accordingly, there can be no assurance that the TUNA Procedure will be generally reimbursed at adequate levels in the United States under either private or governmental healthcare payment systems. Availability of Medicare reimbursement for the TUNA Procedure may be dependent on publication of clinical data relating to the cost-effectiveness and duration of the TUNA therapy. Adequacy of reimbursement for TUNA procedures could have an adverse effect on the ability of the TUNA System to achieve market acceptance. Failure of the TUNA Procedure to achieve market acceptance in the United States would have a material adverse effect on business, financial condition and results of operations of the Company.

The Company does not have a backlog of orders for its products in countries where the VidaMed TUNA System is sold and anticipates that it will continue to manufacture and ship orders after their receipt. Accordingly, the Company does not anticipate that it will develop a significant backlog in the future.

Results of Operations

Net revenues for the three months ended  September  30, 1997  increased  700% to
$2,359,000 from $295,000 in the three months ended September 30, 1996. Product sales in the third quarter of 1997 increased 638% to $1,809,000 from $245,000 in the same period in 1996. For the first nine months of 1997 net revenues increased 464% to $7,814,000 from $1,385,000 during the same period in 1996. Product sales for the first nine months of 1997 increased 480% to $7,164,000 from $1,235,000 during the same period in 1996. The increase in net revenues and product sales between 1997 and 1996 is the result of sales of the VidaMed TUNA System in the United States and a one time license fee from VidaMed's Japanese distributor as a result of clearance of the VidaMed TUNA System for sale in Japan. The system was approved for sale in the U.S. in October 1996.

Cost of product sold for the three and nine months ended September 30, 1997 includes a one time charge of $2.1 million related to the shut down of VidaMed's U.K. facility. Excluding the $2.1 million charge, cost of product sales increased 70% to $1,206,000 in the three months ended September 30, 1997 from $709,000 in the three months ended September 30, 1996. Excluding the $2.1 million charge, for the nine months ended September 30, 1997 cost of product sales increased 82% to $4,254,000 from $2,331,000 in the same period in 1996. The increase is due to higher product sales in the first nine months of 1997. Increased sales in the first nine months of 1997 resulted in improved absorption of manufacturing overhead.

Research and development expenses decreased 2% to $1,218,000 in the three months ended September 30, 1997 from $1,249,000 in the three months ended September 30, 1996. The decrease is primarily due to the completion in the second quarter, ended June 30, 1997 of the development efforts on both the VidaMed

TUNA System RF generator and VidaMed TUNA System handpiece. For the nine months ended September 30, 1997 research and development expenses increased 14% to $4,571,000 from $3,999,000 in the same period of 1996. The increase was primarily due to product development for the new VidaMed TUNA System RF generator resulting from increased outside services and development material which occurred in the first quarter of 1997.

Selling, general and administrative expenses increased 55% to $2,935,000 in the three months ended September 30, 1997 from $1,891,000 in the three months ended September 30, 1996. For the nine months ended September 30, 1997 selling, general and administrative expenses increased 85% to 10,159,000 from $5,502,000 in the same period in 1996. The increase was primarily due to increased sales and marketing expense incurred in the continuing product introduction of the VidaMed TUNA System in the United States. Significant sales and marketing expenses included commissions, advertising expenses, trade shows and physician workshops.

Total operating expenses in the three months ended September 30, 1997 increased 32% to $4,153,000 from $3,140,000 in the three months ended September 30, 1996. Total operating expenses for the first nine months of 1997 increased 55% to $14,730,000 from $9,501,000 in the same periods in 1996. The increase in operating expenses was due primarily to the increase in selling, general and administrative expenses.

Other income (expense) for the three months ended September 30, 1997 was $23,000 and other expense for the nine months ended September 30, 1997 was $86,000, compared to other income of $10,000 and $19,000 for the comparable periods in 1996. This change is primarily due to lower interest income attributable to lower investment balances, offset in part by lower interest expense due to decreasing notes payable and capital lease balances.

The net loss for the three and nine month periods ended September 30, 1997 was $5,077,000 and $13,356,000, respectively, compared to $3,544,000 and $10,428,000 for the comparable periods in 1996.

Liquidity and Capital Resources

At September 30, 1997 the Company's cash and cash equivalents were $13,517,000, compared to $5,855,000 at December 31, 1996. In February 1997, the Company entered into an equity financing agreement with a European investment bank under which the Company may, at its option, sell to such investment bank up to $10.0 million of VidaMed common stock. As of September 30, 1997 the Company has completed this agreement. In September 1997, the Company issued common stock in a private placement with certain investors. Approximately 2.6 million shares of VidaMed common stock were issued in September for approximately $11.7 million in net proceeds.

In April 1995, the Company obtained a $3,000,000 credit facility secured by VLLI. To date, the Company has borrowed $3,000,000 under this facility. Borrowings bear interest at the prime rate plus 3% per annum plus additional lump-sum interest of 15% of each borrowing, payable at maturity. Repayment of principal and interest is based on a three year amortization schedule.

During the nine months ended September 30, 1997 and 1996, VidaMed consumed cash in operations of $10,952,000 and $9,372,000, respectively. The changes in net cash used in operations were mainly attributable to increased accounts receivable resulting from increased product sales and sales and marketing expenses associated with the product launch of the VidaMed TUNA System in the United States.

The Company moved in July 1997 to a 35,000 square foot facility in Fremont, CA. The Company incurred approximately $1.0 million in capital expenditures with the move to the new facility in the third quarter.

Although VidaMed believes that its current capital resources and cash generated from the sale of products will be sufficient to meet the Company's operating and capital requirements through the next twelve months, there can be no assurance that the Company will not require additional financing within this time frame. There can be no assurance that additional financing, if required, will be available on satisfactory terms or at all. In any event, VidaMed anticipates in the future that it may seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. VidaMed's future liquidity and capital requirements will depend on numerous other factors, including progress of clinical trials, actions related to regulatory and reimbursement matters, and the extent to which the TUNA system gains market acceptance.

Restructuring Accrual

In September 1997, VidaMed announced a restructuring program designed to reduce costs and improve operating efficiencies by closing the company's U.K. manufacturing facility. The company expects to incur approximately $1.7 million in cash outlays, primarily over the next twelve months. See also Footnote 5.

                                  VIDAMED, INC.

PART II: OTHER INFORMATION

Item 1.           Legal Proceedings

                  None

Item 2.           Changes in Securities

                  See page 14.

Item 3.           Defaults upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

                    a) Exhibits

                       (27.1)  Financial Data Schedule

                    b) Reports on  Form 8-K. No reports on  Form 8-K  were filed during the quarter ended September 30, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.


                                      VIDAMED, INC.

Date:     November 7, 1997            By:     /s/   James A. Heisch
       ---------------------               ------------------------
                                           James A. Heisch
                                           President, Chief Executive Officer

Date:     November 7, 1997            By:    /s/   Richard D. Brounstein
       ---------------------              ------------------------------
                                           Richard D. Brounstein
                                           VP Finance, Chief Financial Officer
                                          (Principal Financial and Accounting
                                           Officer)

PART II.          OTHER INFORMATION

Item 2.           CHANGES IN SECURITIES

In the third quarter of 1997 the Company issued 104,260 shares and closed out the $10 million equity line with a European investment bank.

During the third quarter of 1997 the Company completed a private placement with certain investors in the amount of $11,702,000 in exchange for 2,587,351 shares of common stock.

INDEX TO EXHIBITS



EXHIBIT
NUMBER       DESCRIPTION

  27.1       Financial Data Schedule