Form 10-K
period 1997-12-31
VIDAMED INC
filed 1998-03-31
CIK 929900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[   ]    TRANSITION REPORT PURSUANT TO  SECTION  13  OR 15(d)  OF THE SECURITIES
         EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1997

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

                                 (510) 492-4900
                         (Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                  Title of Class: Common Stock, $.001 par value
                         Preferred Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the registrant held by non-affiliates as of March 25, 1997 was $49,579,699.

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 15,255,292 as of March 25, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 1998 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K. Certain information is incorporated into Parts II and IV of this report by reference to the Registrant's annual report to stockholders for the year ended December 31, 1997.

                                  VIDAMED, INC.

                                      INDEX

                                                                                        Page
                                                                                        Number
                                                                                        ------

PART I

     Item 1.      Business                                                                1
     Item 2.      Properties                                                              7
     Item 3.      Legal Proceedings                                                       8
     Item 4.      Submission of Matters to a Vote of Security Holders                     8

PART II

     Item 5.      Market for Registrant's Common Equity and Related Stockholder
                  Matters                                                                 8
     Item 6.      Selected Financial Data                                                 8
     Item 7.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operation                                                    8
     Item 8.      Financial Statements and Supplementary Data                             8
     Item 9.      Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                    9

PART III

     Item 10.     Directors and Executive Officers of the Registrant                      9
     Item 11.     Executive Compensation                                                 10
     Item 12.     Security Ownership of Certain Beneficial Owners and Management         10
     Item 13.     Certain Relationships and Related Transactions                         10

PART IV

     Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K        11

                                     PART I

Item 1 - BUSINESS

         VidaMed, Inc. (the "Company" or "VidaMed") designs, develops, manufactures and markets technologically and clinically advanced, cost effective systems for urological conditions. The Company's initial focus is upon the treatment of benign prostatic hyperplasia (BPH). The Company's first product, the patented TUNA System, is designed to offer a cost effective, minimally invasive alternative therapy with compelling clinical advantages for BPH treatment. The Company commenced manufacturing production and international product sales in 1993. The Company received clearance from the Food and Drug Administration (FDA) in October 1996 for the treatment of symptoms associated with BPH. The Company sells its products primarily to urologists, surgery centers and hospitals in the United States and internationally to distributors who resell to physicians and hospitals.

         VidaMed was founded as a California corporation in July 1992 and was reincorporated in Delaware in June 1995. VidaMed's principal offices are located at 46107 Landing Parkway, Fremont, California. The Company's telephone number is
(510) 492-4900.

Overview

         This Report on Form 10-K contains certain forward-looking statements regarding future events with respect to the Company. Actual events and future results of operations may differ materially from those contemplated by such forward-looking statements as a result of certain factors discussed herein under "Marketing and Customers," "Clinical Status," "Manufacturing," "Research and Development," and "Additional Risk Factors" or as discussed in the section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting Results of Operations" appearing on pages 3-8 of the Company's 1997 Annual Report to Stockholders under: "Limited Operating History; History of Losses and Expectation of Future Losses; Fluctuations in Operating Results," "Uncertainty of Market Acceptance," "Uncertainty Relating to Third Party Reimbursement," "Competition and Technological Advances," "Government Regulation," "Limited Manufacturing Experience; Scale-Up Risk; Product Recall Risk," "Uncertainty Regarding Patents and Protection of Proprietary Technology," "Intellectual Property Litigation Risks," "Rights to Founder's Inventions Limited to Urology," "Risks Related to RITA," and "Product Liability Risk; Limited Insurance Coverage."

         The prostate is a fibromuscular gland in that lies immediately below the bladder in the male. The normal prostate is approximately the size of a walnut. Usually in the fourth decade of life, the prostate begins to enlarge and causes a condition called benign prostatic hyperplasia (BPH). Benign nodules grow around the tube-like urethra that empties the bladder and passes through the center of the prostate. This growth obstructs the flow of urine through the urethra.

         As a result of this obstruction, men begin to experience problems with urination such as frequency, the need to urinate more often, especially at night; urgency, the sudden sensation that you need to find a toilet; incomplete emptying of the bladder; and burning or pain during urination. A delay in treatment can have serious consequences, including complete obstruction (acute retention of body waste or urine), loss of bladder functions, and in extreme cases, kidney failure. The symptoms can be debilitating and can significantly alter a sufferer's quality of life.

         BPH or enlarged prostate is a very common condition among older men. According to industry sources, the percentage of men suffering from symptoms of BPH is approximately 50% for men in their fifties and increases to more than 75% for men over eighty. It is estimated that approximately 23 million men worldwide have urinary tract problems associated with BPH, including approximately 13 million men in the United States. Many patients experiencing BPH are regularly monitored and given clinical tests by their physicians but, due in part to the side effects and complications associated with current BPH therapies, elect not to receive active intervention (a course of inaction known as watchful waiting). If symptoms persist or worsen, drug therapy or surgical intervention is usually recommended. The most common surgical procedure is Transurethral Resection of the Prostate (known as TURP), an invasive procedure in which an electrosurgical loop is used to cut away the prostatic urethra and the surrounding tissue in the prostate thereby widening the urethral channel for urinary flow. Recently, less invasive surgical procedures to treat the symptoms of BPH have been developed.

         Total BPH related expenditures exceed $10 billion worldwide, of which approximately $3.5 billion annually occurred in the United States. Industry sources estimate that in excess of 1.5 million men currently receive medical treatment for BPH in the United States. Prior to the advent of drug therapy in the mid-1990s TURP was the principal treatment modality for BPH. Although the number of TURP procedures performed in the United States has been declining progressively in recent years, TURP remains one of the most common surgical procedures performed on men in the United States and represents a major surgical expense reimbursed by Medicare. The Company believes that the numerous complications associated with TURP such as, incontinence, impotence, retrograde ejaculation, bleeding, longer hospital stays, and the potentially lethal TUR syndrome, are a deterrent to many prospective patients, and coupled with the acceptance of drug therapy, has lead to a decline in the number of TURP procedures performed in the United States, from a total of 315,000 in 1992 to 235,000 in 1997. The Company feels that the development of less invasive procedures for the treatment of BPH has developed from patients who fail drug therapy or otherwise are looking for less radical alternatives than TURP or a lifetime on drug therapy.

         Total BPH related expenditures outside the United States are estimated to be nearly $6.5 billion annually. Industry sources estimate that approximately 450,000 BPH patients outside the United States are currently receiving drug therapy, and that approximately 550,000 TURP procedures are performed annually outside the United States.

         The BPH market is large and can be expected to continue to grow due to the general aging of the world's population, as well as increasing life expectancies. For example, the population of men 50 years of age and older in the United States is growing approximately 25% annually and is expected to reach approximately 39 million in 2005. Improved education on healthcare issues may also encourage more men to seek treatment of their BPH symptoms.

         Medicare, which covers approximately 80% of BPH patients in the U.S. is under ever increasing budget pressures. The rising cost of healthcare in the United States has also influenced public support for managed care in order to control spending. Hospitals and doctors are now forced to compete for the managed care dollars. VidaMed believes it is well positioned to provide both payors and physicians a cost-effective alternative to drug therapy, invasive surgery, and other less invasive surgical procedures and intends to capitalize on this position with the goal of capturing market share.

The TUNA System and Procedure

         VidaMed has developed the TUNA System to provide the therapy of choice for BPH over watchful waiting, drug therapy and current surgical therapies. VidaMed's TUNA Procedure is designed to restore and improve urinary flow while resulting in fewer complications and adverse effects, shorter recovery time and greater cost effectiveness than other therapies for treating BPH. The Company believes that the cost of treatment with the TUNA Procedure will be less than the cost of most other interventional BPH therapies because the procedure is designed to be performed in an office or outpatient setting and to result in fewer complications.

         The VidaMed TUNA System (VTS) is designed to deliver low levels of radio frequency energy directly into hyperplastic tissue to shrink the symptoms associated with BPH. The principal components of the TUNA System are (i) VTS Generator, a low power radio frequency (RF) energy generator, (ii) VTS Hand Piece, a single-use hand piece that delivers RF energy to the prostate, and,
(iii) VTS Telescope, an optical device that allows direct viewing during the procedure.

         VTS Generator. The VTS Generator is designed specifically for use with the VTS Hand Piece. This generator is the control center for the TUNA procedure. It interprets and regulates the RF energy delivered into each prostatic lobe. In the automatic mode, the VTS Generator provides simultaneous monitoring of urethral, prostatic and rectal temperatures to prevent damage to the urethra, charring of prostate tissue and damage to the rectum. The manual mode allows physicians to customize the lesion for optimal results in atypical prostates. The VTS RF Generator continuously and automatically calculates impedance and energy output to reach the ideal treatment levels in each lobe. The VTS Generator has an automatic shut-off activated by both temperature and impedance measurements to ensure controlled tissue ablation. An integrated computer records patient information for medical records and reimbursement.

         VTS Hand Piece. The single use VTS Hand Piece measures 22 French (approximately seven millimeters) in diameter and contains laterally deployed needles that extend at an approximately 90 degree angle. The VTS Hand Piece has insulated twin needles that deliver the energy into the prostate. Adjustable, patented insulation shields, which cover the needles, contain thermocouples to continually monitor interstitial temperature, ensuring optimal results. A separate thermocouple located at the tip of the VTS Hand Piece sheath directly monitors the urethral wall temperature to prevent damage to that structure. The VTS Hand Piece has a clear tip that allows a physician to view the needles advancing through the urethra into the prostate and the VTS Hand Piece has capabilities for irrigation and aspiration. This feature enhances visualization for the physician and enables bladder drainage without the irritation of removing and reinserting the catheter.

         VTS Telescope. The VTS Telescope allows precise positioning of the catheter between the verumontanum and the bladder neck during the procedure using direct vision control. The VTS Telescope is reusable after sterilization and is equipped with a three-way exchange adapter, which allows the unit to be used with most endoscopic light sources manufactured by other companies.

         The VidaMed TUNA Procedure desiccates prostatic tissue, leading to improved urinary flow, and can generally be performed in approximately 30 to 45 minutes with local anesthesia such as lidocaine jelly and an oral sedative. Some physicians also prefer to use a prostate block. The VTS Hand Piece catheter is inserted into the patient's urethra, and the two shielded needle electrodes are then advanced into one of the two lateral lobes of the prostate. Controlled RF energy delivered by the needle electrodes heats targeted portions of the prostate lobe to temperatures of 90 to 100 degrees centigrade, creating a localized area of desiccated tissue measuring approximately one to two centimeters in diameter, while the shields protect the urethra from thermal damage. Once a lesion of sufficient size has been created, the urologist retracts the needles and places the catheter at the next site to be ablated and repeats the process. Typically, two or more treatments in each lateral prostatic lobe are performed depending upon the size of the prostate. If the patient is unable to urinate due to temporary swelling or irritation of the urethra, a catheter may be inserted into the patient's urethra. This catheter, if inserted, is typically left in place for one to three days.

         The Company believes that the VTS design offers significant advantages over other BPH therapies. Because the components of the VidaMed TUNA System shield the urethra and deliver controlled RF energy directly into the interior of the prostate, the procedure protects the prostatic urethra and reduces the risk of unintended thermal damage to surrounding structures. In other procedures where this control does not exist, the urethra and other structures can be damaged or destroyed, causing significant patient discomfort and complications. Clinical trials of the TUNA procedure as reported by Claus Roehrborn, M.D. in the peer-reviewed published study, titled "Transurethral Needle Ablation of Benign Prostatic Hyperplasia: 12-Month Results of a Prospective, Multicenter U.S. Study," indicate that TUNA results in fewer of the complications associated with TURP, including sexual dysfunction and incontinence. This study, conducted at several major university medical centers includes 130 patients who were treated with TUNA under local anesthesia and no patients, (93 followed), required retreatment at 1-year. Compared to clinical results published for other less invasive procedures including TUMT and ILC, Roehrborn's study supports the VidaMed TUNA Procedure as a minimally invasive therapy with the least post-procedure complications of any treatment for BPH.

         The Company believes that the cost of the TUNA procedure in the United States, including physician charges, will be significantly less than the cost of TURP. The capital cost for VidaMed's TUNA System is less than the cost for general surgical lasers required to perform laser procedures, and the ultrasound and microwave devices required for other minimally invasive surgical procedures.

         In addition to providing procedural alternatives, the Company believes the VidaMed TUNA Procedure also provides patients, physicians and health care payors with a clinically and economically superior alternative to ongoing drug therapy. To date, the symptomatic relief experienced by patients in the Company's clinical trials suggest that the TUNA procedure provides greater relief than the results reported for drug therapy or watchful waiting. Additionally, the Company's available two-year U.S. clinical follow-up data and three-year international follow-up data for TUNA patients do not suggest the need for a significant number of re-treatments within these time frames. However, there can be no assurance as to whether and how frequently TUNA patients will require retreatment.

BPH Therapies

         Watchful Waiting

         The majority of BPH patients are initially managed through watchful waiting, an approach entailing periodic visits to physicians and clinical testing. The aim of watchful waiting is to monitor the patient's symptoms, treat some of the attendant complications such as bladder infections, and determine whether and when more active intervention is required. For many BPH sufferers, watchful waiting represents only a temporary option due to generally worsening symptoms that eventually require therapeutic intervention. The Company believes that many health care payors have encouraged watchful waiting or drug therapy over surgical intervention, due in large part to the higher costs of interventional therapy, particularly TURP procedures.

         Drug Therapy

         Drug therapy for BPH has been available since the commercial availability of three orally administered pharmaceutical products: Proscar (sold by Merck) in 1992, Hytrin (sold by Abbott Laboratories) in 1993 and Cardura (sold by Pfizer) in 1995. These remain the primary drug therapies currently available although several other pharmaceutical products are currently available or undergoing clinical trials for BPH symptom relief.

         Proscar blocks hormones that stimulate growth of the prostate. Hytrin, an alpha-blocker, disables alpha-receptors on smooth muscle cells in the area of the prostate, causing muscle relaxation that alleviates some of the symptoms of BPH. Cardura, also an alpha-blocker, acts in a manner similar to Hytrin. Side effects of Proscar include impotence, decreased libido and other sexual dysfunction. Side effects of alpha-blockers include dizziness, headache and fatigue. Drug therapy generally must be administered daily for the duration of the patient's life at an average annual cost estimated at $1,400 the first year, $600-$800 annually thereafter.

         Surgical Treatments for BPH

         Transurethral Resection of the Prostate. TURP has been the primary interventional treatment modality for BPH since the 1940s and remains the most common BPH surgical procedure. TURP is an inpatient procedure requiring general anesthesia or regional anesthesia administered into the spinal column. Patients usually remain in the hospital for 2-5 days and experience a 6-week recovery period. The TURP procedure is performed by a physician, who uses a visualization scope (known as a cystoscope) inserted through the urethra to view the prostate and an electrically powered metal loop to cut away the prostatic urethra and the surrounding prostatic tissue. The procedure results in removal of a substantial portion of the prostate. While TURP results in a dramatic improvement in urine flow, it can also result in serious complications. A significant amount of bleeding occurs during the procedure, and due to the trauma to the urethra, patients may experience pain during urination and require a urinary catheter, which is typically left in place for several days or longer. The initial cost to the hospital of the equipment needed to perform TURP, including a power source, cystoscope and electrosurgical loop, is approximately $20,000, and this equipment is generally reusable.

         A large number of TURP patients experience complications. Virtually all patients experience a burning sensation upon urination that lasts for up to three weeks following the procedure. Based on our randomized FDA audited trials, other complications include impotence (13% of patients), retrograde ejaculation (the reverse flow of semen, which often results in sterility) (37%), urinary tract infection symptoms/urethral stricture resulting in a complete inability to urinate (20%),incontinence (4%). According to the United States Department of Health and Human Services, approximately 2% of TURP patients die as a result of the procedure and related complications. At least 10% of TURP patients develop BPH symptoms again and require retreatment within five years.

         Recently, a device employing a roller ball instead of an electrosurgical loop has been used to perform the TURP procedure. This procedure is known as Transurethral electrovaporization of the prostate (TUEVP) and the grooved construction of these roller ball devices allows for combined coagulation and tissue vaporization. Like a conventional TURP, this procedure must be performed in a hospital under general or regional anesthesia, results in destruction of the prostatic urethra and requires insertion of a urinary catheter. An early study indicates that many of the same complications of TURP are experienced and that patients are generally required to stay in the hospital at least overnight.

         Transurethral  Microwave  Therapy.  In transurethral  microwave therapy
(TUMT) a catheter that is inserted into the urethra delivers microwave energy to destroy prostatic tissue. TUMT is typically performed in an outpatient setting under local anesthesia, which may be supplemented by intravenous sedation. Although early experience with TUMT has demonstrated some success in alleviating the symptoms of BPH, the Company believes the difficulty of controlling the absorption of microwave energy in tissue may cause varying treatment outcomes.

         A microwave system marketed by EDAP Techomed, Prostatron, received FDA clearance in 1996 for treatment of symptoms associated with BPH. Microwave systems have been marketed in certain European countries for several years. The Company believes the Prostatron generator is currently priced at approximately $295,000 in the United States and disposable per-procedure disposable costs are estimated of around $600. In 1997, a U.S. based company, Urologix, received FDA clearance to market the Targis System for the treatment of the symptoms associated with BPH. This system has a capital equipment list price of $150,000 with a per procedure disposable charge of about $1,200.

         Dornier  Medical  Systems  filed  a  PMA  for  its  Urowave   microwave
thermotherapy device in September 1997. Clinical results have not been published. This unit is expected to sell at $100,000 with disposable component charges of approximately $1,000 per procedure.

         The Company believes that the cost of the capital equipment and single-use disposable items combined with the postoperative morbidity will limit the use of this treatment modality.

         Interstitial Laser Coagulation. FDA cleared Johnson & Johnson's Indigo LaserOptic(TM) Treatment System for U.S. marketing in December 1997. ILC uses a diode laser under direct visualization to selectively ablate prostatic tissue Preliminary studies indicate that treatment outcomes compare favorably to TURP in terms of safety. Morbidity remains a concern with extended post-procedure catheterization approaching 2 weeks and increased urinary tract infections. Capital equipment costs approximately $50,000 and per procedure disposable laser fibers are approximately $600.

         Transurethral Evaporization of the Prostate. TUEP utilizes high wattage laser energy at high power densities to cause evaporization of the prostate. This procedure results in many of the same complications as TURP but usually results in reduced blood loss. While clinical studies have indicated that when properly performed, TUEP results in statistically significant improvements for patients, the use of TUEP is generally limited due to its prolonged operative time, requirement of general anesthesia, specialized equipment, and cost. TUEP takes 25%-50% longer than a standard TURP and can be expensive due to the use of multiple single-use fibers at a cost of approximately $500 each.

         High Intensity Focused  Ultrasound.  High intensity focused  ultrasound
(HIFU) uses a customized transrectal ultrasound probe to deliver precise high energy ultrasound (acoustic energy) to small localized areas. This produces high tissue temperatures and causes instantaneous coagulative necrosis in the target tissue. Clinical trials for HIFU systems are currently underway in the United States and Japan. The procedure may be performed in an outpatient setting under local anesthesia, but general anesthesia may be required if the patient is unable to remain still during the procedure. Additionally, HIFU is sub-optimal in patients with large glands and contraindicated in the median lobe and for patients with multiple prostatic calculi (calcium deposits). Early studies show that treatment outcomes are variable, and complications include tissue sloughing that may require catheterization and blood in the urine and seminal fluid. The Company believes that ultrasound systems used in HIFU are currently being marketed at a price of approximately $100,000.

         In addition, various other procedures that attempt to create an opening for urinary flow without removing prostatic tissue have been used for treatment of BPH. These procedures include transurethral incision of prostate (TUIP), balloon dilation and stenting. Open surgery, in which the entire prostate gland is removed, is often used as a treatment for prostate cancer but is rarely used for treatment of BPH.

         The Company believes that none of these procedures offers patients, physicians and payors collectively all of the advantages of the VidaMed TUNA System and Procedure.

Marketing and Customers

         The Company has positioned itself for worldwide distribution of the VidaMed TUNA System. VidaMed's sales and marketing staff is currently located in the United States, United Kingdom and Germany where direct distribution takes place. In the United States, the Company markets the TUNA System through a network of five VidaMed regional sales managers supported by both independent dealers and sales representatives. Primarily a network of distributors, supported by VidaMed staff, cover other countries throughout Asia, Europe and South America.

         Century Medical, Inc. (CMI) has paid the Company $1.0 million for exclusive distribution rights in Japan for a period of five years commencing with the receipt of Japanese regulatory approval for the TUNA System. In July 1997, the Japanese Ministry of Health and Welfare approved the VTS for sale and a reimbursement level of 250,000 Yen for the procedure in Japan. VidaMed commenced shipments to CMI at that time. The Company also received an additional one-time, $500,000 royalty at this time. It is estimated that exclusive of the cost of drug therapy and hospitalization fees, the cost of treating BPH in Japan is approximately $80 million annually and that there are approximately 90,000 TURP procedures are being performed each year in Japan.

         Key urologists around the world have adopted VidaMed's TUNA Procedure as a new treatment for symptomatic BPH. The Company believes that the endorsements made by these early adopters will assist in the U.S. and worldwide marketing efforts to create acceptance in the urological community. VidaMed will continue to be represented at all major urology conferences in the United States and the rest of the world. In 1997, over 1,800 U.S. urologists attended workshops to learn more about VidaMed's TUNA Procedure. More than 10,000 TUNA Procedures have now been performed worldwide with over 4,000 of those performed in the U.S. The Company has prepared a Physician Practice Building Kit that contains a number of patient awareness and education materials for urologists to use to expand their medical practice.

         VidaMed is committed to delivering a quality product to its customers and to reinforce product delivery with excellent customer service and field support.

Clinical Status

         The Company is performing clinical trials of the VidaMed TUNA Procedure to obtain clinical data to support new indications, to obtain long-term data, and to gather data in supporting reimbursement approvals in various markets. The Company began international clinical evaluation of the TUNA procedure in March 1993. The Company is currently conducting clinical trials in Germany, France, and Spain for reimbursement approval or acceptance within the medical community.

         In the clinical trials conducted both in the United States and internationally, significant relief from BPH symptoms has been observed in the majority of TUNA patients for whom follow-up data are available. Follow-up data being collected include urine flow rates and two standard measures of BPH symptom relief, known as symptom score and quality of life score. The Company believes the results provide preliminary indication that treatment with the TUNA System provides clinically significant relief from the symptoms associated with BPH. To date, these results are based on data published in peer reviewed articles and publications in top Urology journals on one-year follow-ups in the United States and two-year follow-ups internationally. There can be no assurance that equivalent results will be achieved over a longer follow-up period or in a larger patient population, or that the results of clinical trials will be sufficient to obtain required foreign regulatory and reimbursement approvals or physician acceptance.

Manufacturing

         The Company's strategy is to manufacture the VTS Hand Piece for commercial sale at its facility in Fremont, California. The Company contracts with a third party manufacturer for the production of the VTS Generator. The
Company is in the process of completing ISO 9001 certification for the manufacturing of the VTS Hand Piece at the Fremont facility and obtaining the CE Mark necessary for the ongoing sale of VTS products in Europe. The Company previously manufactured the VTS Hand Piece at its ISO 9002 registered facility in the U.K.

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

Research and Development

         The Company's research and development efforts are currently focused on improving the features and reducing the cost of the TUNA System. These efforts have resulted in improvements to the VidaMed TUNA System, including: (i) improved optics for enhanced visualization during the VidaMed TUNA procedure,
(ii) the addition of irrigation and aspiration ports, (iii) automation of certain functions of the VTS Generator, and (iv) reductions in the cost of the VTS Hand Piece.

         Ongoing research and development efforts include increasing the range of energy output of the RF generator, providing support for clinical trials, interfacing with physicians to develop product enhancements which include a new hand piece product launch in 1998, and developing devices for urological applications in addition to BPH. The Company's in-house research and development program uses a network linking CAD/CAM capability and advanced graphic design workstations with a computerized machine shop. These capabilities allow the Company to produce molds, custom parts and tooling, enabling rapid prototyping and pre-production evaluation of devices. All research and development has been fully funded by the Company. The amounts expensed, in thousands, for 1995, 1996 and 1997 respectively are $6,542, $5,742, $6,003.

Employees

         As of December 31, 1997, the Company employed 94 individuals on a full-time basis. Of these, 89 are located in the United States and 5 in the United Kingdom. The Company also has several part-time employees and consultants. The Company's employees in the United Kingdom are covered under standard United Kingdom services agreements providing severance pay of one to three months in the event of termination of employment without cause. None of the Company's employees is covered under collective bargaining agreements. The Company considers relations with its employees to be good.

Additional Risk Factors

         Risk of Inadequate Funding. The Company expects its operating losses to continue for at least the next nine to eighteen months as it continues to expend substantial funds for the expansion of sales and marketing activities, clinical trials in support of regulatory and reimbursement approvals, research and development and establishment of commercial scale manufacturing capability. The Company may be required to expend greater than anticipated funds if unforeseen difficulties arise in the marketing and sales of the VidaMed TUNA System, the completion of clinical trials of the VidaMed TUNA Procedure, and in connection with obtaining necessary regulatory and reimbursement approvals or in other aspects of the Company's business. Along with existing cash, cash equivalents, short-term investments and a line of credit together with cash generated from the future sale of products, the Company will likely require additional debt and/or equity financing within this time frame or after. The Company's future liquidity and capital requirements will depend upon numerous factors, including progress of clinical trials, actions relating to regulatory and reimbursement matters and the extent to which the VidaMed TUNA System gains market acceptance. Any additional financing, if required, may not be available on satisfactory terms or at all. Future equity financing would result in dilution to the holders of the Company's Common Stock.

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


Item 2 - PROPERTIES

         The Company's principal facility is located in Fremont, California. The Fremont facility, a 35,000 square foot facility, serves as corporate headquarters and is the primary location for research & development activities. The Fremont facility also serves as the manufacturing facility. The facility is leased through May 2002. The Company has two other sales offices, located in Heathfield, England and Sydney, Australia.

         In order to meet future facility needs, the Company moved to Fremont, California in July of 1997. The company believes that its Fremont facility will be sufficient to meet the future additional space requirements in the United States.

Item 3 - LEGAL PROCEEDINGS

         On May 20, 1997 VidaMed, Inc., filed a complaint against ProSurg, Inc., in the United States District Court for the Northern District of California. The complaint alleges that ProSurg, Inc., is infringing and inducing others to infringe U.S. Patent Nos. 5,536,240, 5,531,676, and 5,531,677. On March 20,
1998, at the request of the parties, the Court dismissed without predjudice all claims relating to U.S. Patent Nos. 5,531,676 and 5,531,677. Accordingly, the only claims remaining in the litigation are those related to U.S. Patent No. 5,536,240. VidaMed seeks both damages and injunctive relief from the Court. A factual discovery cut-off has been set for June 1, 1998, and the Court tentatively has set October 19, 1998 as a trial date. In addition, the parties have been offered to attempt to reach a settlement through mediation. The Court ordered mediation is expected to be completed by June 1, 1998.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 1997.

                                     PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The section labeled "Market for Registrant's Common Equity and Related Stockholders matters" appearing on the inside back cover of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference and filed as an exhibit to this annual report on Form 10-K.

         In September 1997, the Company completed a private placement, in which the Company issued 2,587,351 shares of common stock to certain investors at a purchase price of $4.75 per share, resulting in net proceeds of $11,702,000 to the Company. In connection with this financing, the Company issued warrants to purchase an aggregate of 629,000 shares of Common stock at an exercise price of $6.33 per share.

         The sales of the above securities were deemed to be exempt from registration under the Securities Act of 1933 in reliance on section 4(2) thereof, as transactions by an issuer not involving a public offering. The purchasers of securities in such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed the share certificates and instruments issued in such transactions. All receipts had adequate access, through their relationships with the company to information about the Company.

Item 6 - SELECTED FINANCIAL DATA

The section labeled "Selected Financial Data" appearing on page 9 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference and filed as an exhibit to this annual report on Form 10-K.

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The section labeled "Management's Discussion & Analysis of Financial Condition and Results of Operations" appearing on pages 1 through 8 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference and filed as an exhibit to this annual report on Form 10-K.

ITEM 7 A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKER RISK

         Not applicable.


Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 10 through 28, and the Report of Ernst & Young LLP, Independent Auditors, appearing on page 28 of the Company's 1997 Annual Report to Stockholders are incorporated herein by reference and filed as an exhibit to this annual report on Form 10-K


Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of the fiscal year pursuant to Regulation 14A with respect to the 1998 Annual Meeting of Stockholders (the "Proxy Statement" covered by this Form 10-K) and certain information that will be included therein is incorporated herein by reference.

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal No. 1 - Election of Directors" in the Proxy Statement.

         The executive officers of the Registrant, who are appointed by the board of directors, and their ages and positions with the Company as of March
19, 1998 are as follows:

  Name                   Age                      Position
  ----                   ---                      --------
 *David J. Illingworth    44    President and Chief Executive Officer
  James A. Heisch         54    President and Chief Executive Officer
  Richard D. Brounstein   48    Vice President, Finance and Chief Financial Officer
  Robin L. Bush           40    Vice President, Regulatory Affairs and Clinical Affairs
  Carol A. Chludzinski    43    Senior Vice President, North American Sales
  Patricia S. Garfield    48    Vice President of Marketing
  John N. Hendrick        46    Vice President and Chief Operating Officer

                                         * Effective April 6, 1998

         David J. Illingworth has agreed to become Chairman of the Board, President and Chief Executive Officer on April 6, 1998. Mr. Illingworth also serves as a Director of Somnus Medical Technologies, Inc., which manufactures and markets a minimally invasive device to treat upper airway obstructions. From 1993 to the present, Mr. Illingworth was Executive Vice President of Nellcor Puritan Bennett, a wholly owned subsidiary of Mallinckrodt Inc., a manufacturer of medical devices. Prior to joining Nellcor, Mr. Illingworth spent 15 years with General Electric in their medical systems business. Mr. Illingworth holds a B.S. in Engineering from Texas A & M University.

         James A. Heisch has served as President and Chief Executive Officer since March 1996 and has served as Chief Financial Officer since October 1994. He served as Vice President, Finance from October 1994 to May 1995 and was appointed Executive Vice President in May 1995. From December 1990 until October 1994, Mr. Heisch was Chief Financial Officer, Vice President, Finance and Secretary of SuperMac Technology, Inc., a supplier of color graphics systems. From July 1983 until June 1990, Mr. Heisch held various senior management positions, including Senior Vice President and Chief Financial Officer, with Businessland, Inc., a distributor of computer products. Mr. Heisch holds a B.S. in Accounting from San Jose State University and a M.B.A. from the University of Santa Clara. He is a Certified Public Accountant.

         Richard D. Brounstein has served as Vice President of Finance and Chief Financial Officer since May 1997. From 1989 to 1997 he served as Vice President Finance and Administration and Chief Financial Officer for MedaSonics, Inc., a manufacturer of ultrasound medical equipment. Mr. Brounstein holds a B.S. in Accounting and a MBA in Finance from Michigan State University. He is a Certified Public Accountant.

         Robin L. Bush has served as Vice President of Regulatory Affairs and Clinical Affairs since July 1997. From 1988 to 1997 Ms. Bush was Director of Regulatory Affairs and Quality Assurance for Aesculap, Inc., a manufacturer of surgical instruments Ms. Bush has 18 years experience in medical device companies, managing regulatory affairs, quality assurance and compliance functions. Ms. Bush is Regulatory Affairs Certified (RAC). Ms. Bush holds a B.A. in Human Biology and Psychology from Stanford University and an MBA from Golden Gate University.

         Carol A. Chludzinski has served a Senior Vice President of North American Sales and Marketing since February 1997. From March 1996 to February 1997, Ms. Chludzinski served as Vice President, North American Sales and Marketing. Prior to joining the Company, from 1994 to 1995, Ms. Chludzinski was Director of Sales for Cybex, Inc., a medical rehabilitation and equipment manufacturer and distributor. From 1990 to 1994, Ms. Chludzinski served as Director of Domestic Sales for Heraeus Surgical, Inc., a manufacturer and distributor of surgical lasers and other medical equipment. Ms. Chludzinski holds a B.A. in Liberal Arts from Chestnut Hill College.

         Patricia S. Garfield joined the Company as Vice President of Marketing in February 1997. From 1994 to 1997 Ms. Garfield was the President and Owner of Health Care Recruiters, an executive search firm specializing in the healthcare and biotechnology industries. From 1991 to 1994 Ms. Garfield was Vice President of Marketing for Heraeus Surgical, Inc., a surgical laser and other medical equipment manufacturer and distributor. Ms. Garfield holds a B.A. in Liberal Arts from the University of California at Fullerton.

         John N. Hendrick joined the Company in September 1994 as Vice President and Chief Operating Officer. From 1988 until joining VidaMed, Mr. Hendrick was Vice President of Operations for Allergan Medical Optics, a division of Allergan, Inc. which manufactures ophthalmic and refractive surgical products. Mr. Hendrick holds a B.A. in Business Administration from the University of San Bernadino.


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

                                     PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  a)     1. Financial Statements

         Incorporated by reference to Part II, Item 8 of this Report:
                                                                                Pages in 1997 Annual
                                                                                Report to Stockholders
                                                                                ----------------------

         Consolidated Statements of Operations for the years ended
           December 31, 1997, 1996 and 1995                                             10
         Consolidated Balance Sheets as of December 31, 1997 and 1996                 11-12
         Consolidated Statement of Stockholders' Equity (Net Capital
           Deficiency) for the years ended December 31, 1997, 1996 and 1995           13-14
         Consolidated Statements of Cash Flows for the years ended
           December 31, 1997, 1996 and 1995                                           15-16
         Notes to Consolidated Financial Statements                                   17-28
         Independent Auditors' Report                                                   28

         2. Financial Statement Schedules

Schedule II is included, on page 19. All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

         3. Exhibits

         Exhibit No.                   Description
         -----------                   -----------

         3.1 (1) Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on June 28, 1995.

         3.2 (2) Certificate of Designation of Rights, preferences and Privileges of Series A Participating Preferred Stock of the Company filed with the Delaware Secretary of State on January 13, 1997.

         3.3 (1)           Restated Bylaws of the Company.

         4.1 (1)           Form of common Stock Certificate of the Company.

         4.2 (1) Warrant to Purchase Shares of Series B Preferred Stock, dated April 13, 1993, issued to Dominion Ventures, Inc.

         4.3 (1) Warrant Purchase Agreement, dated November 8, 1993, between the Company and Dominion Ventures, Inc. and Warrant to Purchase Shares of Series C Preferred Stock, issued to Dominion Ventures, Inc.

         4.4 (1) Warrant Purchase Agreement, dated June 30, 1994, between the Company and LINC Capital Management Services, Ltd. and Warrant to Purchase Shares of Series D Preferred Stock, dated June 30, 1994, issued to LINC Capital Management Services, Ltd.

         4.5 (1) Representative Form of Note Subscription Agreement and Convertible Subordinated Promissory Note.

         4.6 (2) Preferred Shares Rights Agreement dated as of January 27, 1997, between the Company and American Securities Transfer & Trust, Inc. including the Certificate of Designations, the Form of Rights Certificate and the Summary of Rights attached thereto as Exhibit A, Exhibit B and Exhibit C, respectively.

         4.7 (3) Investment agreement, dated as of February 4, 1997, between the Company and MeesPierson Clearing Services B.V., including Form of Pricing Period Confirmation, Form of Warrant and Form of Opinion attached thereto as Exhibit A, Exhibit B and Exhibit C, respectively.

         4.8 (4) Purchase Agreement, dated as of September 22, 1997, among the Company and certain purchasers named therein, including Schedule of Investors, Form of Common Stock Purchase Warrant and Form of Opinion attached thereto as Exhibit A, Exhibit B and Exhibit C, respectively.

         10.1 (1) Form of Indemnification Agreement between the Company and each of its directors and officers.

         10.2 (2)          1992 Stock Plan, as amended.

         10.3 (5)          1995 Director Option Plan, as amended

         10.4 (1)          1995 Employee Stock Purchase Plan.

         10.5 (1) Dominion Ventures Master Lease Agreement, dated April 13, 1993, between the Company and Dominion Ventures, Inc., and First Amendment thereto.

          10.6 (1) Master Lease Agreement, dated June 24, 1994, between the Company and LINC Capital Management Services, Inc.

         10.7 (1)          Representative  Form  of  International  Distribution
                           Agreement.

         10.8 (1)          Cross  License  Agreement,   dated  August  2,  1994,
                           between  the  Company   and  RITA,   formerly   ZoMed
                           International, Inc.

         10.9 (1) International Distribution Agreement, dated May 9, 1994, between the Company and Century Medical, Inc.

         10.10 (1)         Grant  Agreement,  dated July 19,  1993,  between the
                           Company and the United Kingdom Department of Trade and Industry.

         10.11 (1)         Letter employment  agreement,  dated August 26, 1994,
                           between the Company and John N. Hendrick.

         10.12 (1)         Letter employment  agreement,  dated August 31, 1994,
                           between the Company and James A. Heisch.

         10.13 (1)         Restated Shareholder Rights Agreement, dated November
                           23, 1994, among the Company and holders of the Company's Registerable Securities

         10.14 (1)         Loan and  Security  Agreement  dated  April 20,  1995
                           between the Company and Venture Lending and Leasing, Inc. and related letter agreement.

         10.15 Operating Lease dated April 3, 1997, between the Company and Hopkins Brothers.

         10.16 Loan and Security Agreement, dated January 13, 1998, between the Company and Silicon Valley Bank.

         13.1              1997 Annual Report to Stockholders.

         21.1 (1)          Subsidiaries of the Registrant.

         23.1 Consent of Ernst & Young LLP, Independent Auditors (see page 17 of this report).

         24.1              Power  of  Attorney  (see   signature  page  of  this
                           Report).

         27.1              Financial Data Schedule.
--------------------
(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-90746) and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 31, 1997 and incorporated herein by reference thereto.

(3) Filed as an Exhibit to the Company's Current Report on form 8-K filed with the Securities and Exchange Commission on March 14, 1997 and incorporated herein by reference thereto.

(4) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 1997 and incorporated herein by reference thereto.

(5) Filed as an Exhibit to the Company's Registration Statement on Form S-8 (File No. 33-80619) and incorporated herein by reference.

  b)     Reports on Form 8-K

                  The Company was not required to and did not file any reports on Form 8-K during the three months ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 24th day of March, 1997.


                                          VIDAMED, INC.


                                          By   /s/ James A. Heisch
                                             -----------------------------------
                                                   James A. Heisch, President,
                                                   Chief Executive Officer and
                                                   Chief Financial Officer

                                POWER OF ATTORNEY

                  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints James A. Heisch, and Richard D. Brounstein as his attorneys-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Report.

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

      Signatures                                  Title                                Date
      ----------                                  -----                                ----

    /s/   James A. Heisch        President and Chief Executive Officer            March 24, 1998
------------------------------     (Principal Executive Officer)
      (James A. Heisch)


    /s/   Richard D. Brounstein   Vice President, Finance and Chief               March 24, 1998
------------------------------      Financial Officer
     (Richard D. Brounstein)        (Principal Financial Officer)


   /s/    David L. Douglass       Director                                        March 24, 1998
------------------------------
      (David L. Douglass)


  /s/    Franklin D. Brown        Director                                        March 24, 1998
------------------------------
      (David L. Douglass)


  /s/    Stuart D. Edwards        Director                                        March 24, 1998
------------------------------
      (Stuart D. Edwards)


  /s/    Robert J. Erra           Director                                        March 24, 1998
------------------------------
      (Robert J. Erra)


  /s/    Wayne I. Roe             Director                                        March 24, 1998
 ------------------------------
      (Wayne I. Roe)


  /s/    Michael H. Spindler      Director                                        March 24, 1997
 ------------------------------
       (Michael H. Spindler)


Schedule II - Valuation and Qualifying Accounts
                                                Allowance for Doubtful Accounts (in thousands)


Description             Balance at Beginning of  Charged to costs      Charged to       Deductions         Balance at
                                         Period      and Expenses  Other Accounts                       End of Period
----------------------------------------------------------------------------------------------------------------------

Balance 12/31/95                         0                 43               0                    0                 43

Balance 12/31/96                        43                125               0                    0                168

Balance 12/31/97                       168                960               0                 (69)              1,059
