Form 10-Q
period 1998-03-31
VIDAMED INC
filed 1998-05-15
CIK 929900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       or

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________


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


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 15,547,858 as of May 13, 1998.

                                  VIDAMED, INC.

                                      INDEX

PART I: FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1. Condensed consolidated financial statements - unaudited

        Condensed consolidated balance sheets - March 31, 1998
             and December 31, 1997                                           3

        Condensed consolidated statements of operations -
             three months ended March 31, 1998 and 1997                      4

        Condensed consolidated statements of cash flows -
             three months ended March 31, 1998 and 1997                      5

        Notes to condensed consolidated financial statements                 6

Item 2. Management's discussion and analysis of financial condition
            and results of operations                                        8


PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                   12

Item 2. Changes in Securities                                               12

Item 3. Defaults Upon Senior Securities                                     12

Item 4. Submission of Matters to a Vote of Security Holders                 12

Item 5. Other Information                                                   12

Item 6. Exhibits and Reports on Form 8-K                                    12

        Signatures                                                          13

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VidaMed, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                                    March 31,           December 31,
                                                                                                      1998                   1997
                                                                                                    --------               --------
                                                                                                   (Unaudited)                (*)
Assets
Current Assets:
     Cash and cash equivalents                                                                      $  3,338                  8,026
     Accounts receivable                                                                               3,192                  3,644
     Inventory                                                                                         1,519                  1,512
     Other current assets                                                                              1,692                    930
                                                                                                    --------               --------
           Total current assets                                                                        9,741                 14,112

     Property and equipment, net                                                                       2,826                  2,647
     Other assets, net                                                                                   208                    206
                                                                                                    --------               --------
           Total assets                                                                             $ 12,775               $ 16,965
                                                                                                    ========               ========

Liabilities and stockholders' equity Current liabilities:
     Notes payable, current portion                                                                 $  1,686               $    480
     Accounts payable                                                                                  1,189                  1,536
     Accrued professional fees                                                                           396                    559
     Accrued clinical trial costs                                                                        343                    372
     Accrued and other liabilities                                                                     3,738                  2,620
     Accrued interest payable                                                                            460                    422
     Restructuring Accrual                                                                               432                  1,000
     Current portion of long-term debt                                                                    33                     34
     Current portion of obligations under capital leases                                                  44                     82
     Deferred revenue, current portion                                                                   376                    611
                                                                                                    --------               --------
           Total current liabilities                                                                   8,697                  7,716

     Other long-term liabilities                                                                          14                     22

Stockholders' equity:
     Capital stock                                                                                    77,648                 77,573
     Accumulated deficit                                                                             (73,584)               (68,346)
                                                                                                    --------               --------
           Total stockholders' equity                                                                  4,064                  9,227
                                                                                                    --------               --------
           Total liabilities and stockholders' equity                                               $ 12,775               $ 16,965
                                                                                                    ========               ========

* The Balance  Sheet at December 31, 1997 has been derived from the audited  financial  statements at that date but does not include all of the information and footnotes required by generally accepted  accounting  principles for complete financial  statements.  See accompanying notes.

                                                                                                                        Page 3 of 13

                                  VidaMed, Inc.
                 Condensed Consolidated Statements of Operations
                     (In thousands except per share amounts)
                                   (Unaudited)


                               Three Months Ended
                                    March 31,
                                                         ----------------------
                                                           1998           1997
                                                         --------      --------
Revenues:
     Product sales, net                                  $  1,375      $  3,252
     License fees and grant revenue                           289            50
                                                         --------      --------
     Net revenues                                           1,664         3,302

Cost of Products Sold                                       1,072         1,783
                                                         --------      --------
Gross Profit (Loss)                                           592         1,519

Operating Expenses:
     Research and development                               1,132         1,898
     Selling, general and administrative                    4,607         3,358
                                                         --------      --------
     Total operating expenses                               5,739         5,256

     Loss from operations                                  (5,147)       (3,737)

Other income(expense), net                                    (91)           (7)
                                                         --------      --------
Net loss                                                 $ (5,238)     $ (3,744)
                                                         ========      ========
Basic and diluted net loss per share                     $   (.34)     $   (.34)
                                                         ========      ========
Shares used in computing basic and diluted
     net loss per share                                    15,238        11,128
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

                                                     VidaMed, Inc.
                                     Condensed Consolidated Statement of Cash Flows
                                                     (In thousands)
                                                      (Unaudited)

                                                                                               Three Months Ended
                                                                                                     March 31,
                                                                                          ----------------------------
                                                                                             1998                 1997
                                                                                          -------              -------
Cash flows from operating activities:
     Net loss                                                                             $(5,238)             $(3,744)
     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                      348                  326
           Other                                                                                                   (24)
           Changes in assets and liabilities:
               Accounts receivable                                                            452               (1,692)
               Inventory                                                                       (7)                 457
               Other current assets                                                          (762)                (681)
               Other assets                                                                    (2)                   4
               Accounts payable                                                              (347)                 135
               Accrued professional fees                                                     (163)                  20
               Accrued clinical trial costs                                                   (29)                (139)
               Accrued interest payable                                                        38                   37
               Accrued restructuring cost                                                    (568)                --
               Accrued and other liabilities                                                1,118                  457
               Deferred revenue                                                              (235)                 (21)
                                                                                          -------              -------
Net cash used in operating activities                                                      (5,395)              (4,865)
                                                                                          -------              -------

Cash flows from investing activities:
     Expenditures for property and equipment                                                 (504)                (257)
     Proceeds from maturities of short-term investments                                      --                  1,976
                                                                                          -------              -------
        Net cash provided by (used in)  investing activities                                 (504)               1,719
                                                                                          -------              -------

Cash flows from financing activities:
     Principal payments under capital leases                                                  (38)                (164)
     Principal payments of long-term debt                                                      (9)                 (34)
     Principal payments of notes payable                                                     (294)                (255)
     Net proceeds from issuance of notes payable                                            1,500                 --
     Net cash proceeds from issuance of common stock                                           52                4,021
                                                                                          -------              -------
Net cash provided by financing activities                                                   1,211                3,568
                                                                                          -------              -------

Net increase (decrease) in cash and cash equivalents                                       (4,688)                 422
Cash and cash equivalents at the beginning of the period                                    8,026                3,879
                                                                                          -------              -------
Cash and cash equivalents at the end of the period                                        $ 3,338              $ 4,301
                                                                                          =======              =======

Supplemental disclosure of cash flows information:
Cash paid for interest                                                                    $    98              $   654
                                                                                          =======              =======

                                                See accompanying notes.

                                                                                                          Page 5 of 13

                                  VIDAMED, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

1.       Basis of presentation

The accompanying unaudited condensed consolidated financial statements of VidaMed, Inc. (the "Company" or "VidaMed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 1998 and the statements of operations for the three months ended March 31, 1998 and 1997, and the statements of cash flows for the three months ended March 31, 1998 and 1997, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2.       Net loss per share

Net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. Common equivalent shares are excluded from the computation, as their effect is anti-dilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (Statement 128). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously named fully diluted earnings per share. All loss per share amounts for all periods have been presented,  and where  appropriate,  restated  to conform to the  Statement  128 requirements. As the Company incurred loses from operations in each of the periods presented, there is no difference between basic and diluted net loss per share amounts.

3.       Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market value. Inventories at March 31, 1998 and December 31, 1997 consist of the following (in thousands):

                                                 March 31,     December 31,
                                                   1998           1997
                                                  ------         ------
         Raw materials                            $  181         $  261
         Work in process                              86             90
         Finished goods                            1,252          1,161
                                                  ------         ------
                                                  $1,519         $1,512
                                                  ======         ======

4.       Notes Payable

In January 1998, the Company entered into a financing agreement with Silicon Valley Bank, for a $1,500,000 42-month term loan. As of March 31, 1998, no funds remained available for borrowing under this loan. Concurrently, the Company established a $3,000,000 working capital line with this bank.

5.        Restructuring Accrual

In September 1997, VidaMed announced a restructuring program designed to reduce costs and improve operating efficiencies by closing the company's U.K. manufacturing facility. Following the transition period, ended March 31, 1998, manufacturing of the VidaMed Trans Urethral Needle Ablation (TUNA(R)) System hand pieces will occur in the U.S. The charge in the third quarter of 1997 was $2.1 million.

The elements of the total charge as of March 31, 1998 are as follows (in thousands):


                                                     Representing
                                             ----------------------------
                                  Cash Outlays
                                                         ----------------
                                     Total     Asset
                                    Charges  Write-down  Completed  Future
                                    -------  ----------- --------  ------
         Fixed assets                $  390    $  390    $ --      $ --
         Facility shut down           1,305      --       1,278        27
         Grant                          405      --        --         405
                                     ------    ------    ------    ------
         Total Special Charges       $2,100    $  390    $1,278    $  432
                                     ------    ------    ------    ------


6.       Reporting Comprehensive Income (Loss)

As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported in shareholders' equity to be included in other comprehensive income (loss). Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

During the first quarter of 1998 and 1997, the total comprehensive loss was not materially different from the net loss.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 1998 and 1997, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from those anticipated by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Overview

Since its inception in July 1992, VidaMed has been engaged in the design, development, clinical testing and manufacture of the VidaMed TUNA System for the treatment of symptoms associated with benign prostatic hyperplasia (BPH). The Company commenced international sales of the VidaMed TUNA System in late 1993 and United States sales in October 1996. As of March 31, 1998 there have been over 350 RF generators sold and over 10,000 TUNA procedures performed worldwide. Revenues for the quarters ended March 31, 1998 and 1997 include license fees for distribution rights in Japan.

VidaMed anticipates that a substantial amount of its revenues from product sales in the future will be from sales in the United States. The Company received FDA clearance to market this system for the treatment of symptoms associated with BPH in the United States on October 8, 1996. The Company applied to the American Medical Association for a CPT code covering the TUNA Procedure. CPT code number 53852 relating to the TUNA Procedure has been published in the Federal Register and is part of the Medicare Physician Fee Schedule for calendar 1998. VidaMed sells its products in the U.S. to individual and group urology practices, surgery centers and hospitals. The Company markets the VidaMed TUNA System through a network of five VidaMed sales managers, supported by both sales representatives and independent dealers in the U.S. Primarily a network of distributors, supported by VidaMed staff, cover other countries in Europe, Asia and South America.

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

Although the Company has received FDA clearance of its 510(k) notification for the TUNA System for treatment of symptoms associated with BPH and has commenced marketing of the TUNA System in the United States, there can be no assurance that the TUNA System will be deemed clinically or cost effective by many health care providers and payors, will be deemed superior to other current and emerging methods for treating BPH or will achieve significant market acceptance in the United States. Furthermore, determinations of reimbursement of the VidaMed TUNA Procedure by private and governmental health payors are made by such payors and their medical directors independent of the FDA approval. Accordingly, there can be no assurance that the TUNA Procedure will be reimbursed at adequate levels in the United States under either private or governmental healthcare payment systems. Availability of Medicare reimbursement for the TUNA Procedure may be dependent on the publication of clinical data relating to the cost-effectiveness and duration of the TUNA therapy. Inadequate reimbursement for TUNA procedures could have an adverse effect on the ability of the TUNA System to achieve market acceptance. Failure of the TUNA Procedure to achieve market acceptance in the United States would have a material adverse effect on business, financial condition and results of operations of the Company.

The Company does not have a backlog of orders for its products in countries where the VidaMed TUNA System is sold and anticipates that it will continue to manufacture and ship orders after their receipt. Accordingly, the Company does not anticipate that it will develop a significant backlog in the future.

Results of Operations

Net revenues for the three months ended March 31, 1998 were $1.7 million, down $1.6 million or 50% from $3.3 million in the three months ended March 31, 1997. Product sales in the first quarter of 1998 decreased 58% to $1.4 million from $3.3 in the same period in 1997. The decrease in net revenues and product sales between the 1998 and 1997 periods is the result of slowing sales while the Company awaits Medicare reimbursement approval at the state levels. VidaMed has now gained approval in 10 states, including Massachusetts, Ohio and Colorado. Another factor contributing to the decrease from 1997 to 1998 was that sales for the first quarter of 1997 included a significant amount of accumulated demand resulting from the late-1996 receipt of Food and Drug Administration 510(k) clearance for the VidaMed TUNA System, including a sale of 40 TUNA Systems to Tenet HealthSystem.

Cost of product sold for the three months ended March 31, 1998 was $1.1 million, a decrease of 40% or $0.7 million from $1.8 million for the three months ended March 31, 1997. The decrease is due to lower product sales in the first three months of 1998. Decreased gross margin percentage in the first three months of 1998 when compared to the three months ended March 31, 1997 was a result of reduced absorption of manufacturing overhead.

Research and development (R & D) expenses decreased 40% to $1.1 in the three months ended March 31, 1998 from $1.9 in the three months ended March 31, 1997. The difference is primarily due to the investment in the first quarter ended March 31, 1997, in development efforts on the VidaMed TUNA System (VTS) RF generator and VTS hand piece. Additionally, R & D includes the United States patient enrollment to support the clinical trials completed in 1995. The costs associated with follow-up visits for these clinical trials will continue through 1998 and beyond.

Selling, general and administrative (SG&A) expenses increased 37% to $4.6 million in the three months ended March 31, 1998 from $3.4 in the three months ended March 31, 1997. Spending in SG&A in both quarters included start-up and launch costs for new products and as well as costs associated with the continued efforts to support domestic and international sales and secure global reimbursement for TUNA. In particular, the period ended March 31, 1998 included an investment in additional headcount to enhance the existing sales and field reimbursement force and the period ended March 31, 1997 included a coop advertising agreement with Tenet HealthSystem. The increase in 1998 from 1997 is primarily due to an increase to the allowance for doubtful accounts of $655,000 as a result of the length of time involved in obtaining Medicare reimbursement levels for each state and the transition to a new CEO.

Total operating expenses in the three months ended March 31, 1998 increased 9% to $5.7 million from $5.3 in the three months ended March 31, 1997. The difference in operating expenses was due primarily to the increase in selling, general and administrative expenses and offset in part by the decreased spending in research and development.

Other expense for the three months ended March 31, 1998 was $91,000 compared to other expense of $7,000 for the comparable period in 1997. This change is primarily due to lower interest income attributable to lower investment balances as well as increased interest expense attributable to increased debt balances.

The net loss for the three months ended March 31, 1998 and 1997 was $5.2 and $3.7, respectively.

Liquidity and Capital Resources

VidaMed has financed its operations primarily through the public and private sale of equity securities and, to a lesser extent, through borrowings, equipment lease financing, product sales, distribution rights fees, government grants and other product sales.

At March 31, 1998 the Company's cash and cash equivalents were $3.3 million compared to $8.0 at December 31, 1997. The cash used in operations was used primarily on expenses associated with the marketing and sale of the VidaMed TUNA System, research and development activities including clinical trials, increased SG&A expenses to support increased operations, working capital due in part to delays in receivable collections due to Medicare reimbursement and payments related to the U.K. transition.

In January 1998, the Company entered into a financing agreement with Silicon Valley Bank, for a $1,500,000 42-month term loan with principal and interest payable monthly. In addition, the Company established a $3,000,000 working capital line with this bank. The Company is currently in default of certain covenants pursuant to this financing agreement. The Company has obtained an agreement from the bank to refrain from exercising remedies, including demanding immediate repayment of the note, through May 25, 1998. The Company is currently in discussions with several prospective investors, and expects to obtain additional financing from such investors by such date. However, there can be no assurance that such financing will be obtained by such a date or at all, and the failure to obtain such financing would have a material adverse effect on the Company's business and financial condition. Such financing would bring the Company back into compliance with its loan covenants. Until such financing is obtained and the Company is able to return to compliance with its covenants, the Company may not borrow additional amounts from the bank. In addition, the note payable to the bank is reflected on the Company's balance sheet as a current liabilty as a result of these circumstances.

In April 1995, the Company obtained a $3,000,000 secured credit facility. To date, the Company has borrowed $3,000,000 under this facility. Borrowings bear interest at the prime rate plus 3% per annum plus additional lump-sum interest of 15% of each borrowing, payable at maturity. Repayment of principal and interest is based on a three year amortization schedule.

The Company is currently in discussions with several prospective investors, and, as indicated above, expects to obtain additional financing during May 1998. VidaMed believes that this equity financing, combined with its current capital resources and cash generated from the sale of products will be enough to meet the Company's operating and capital requirements for the next twelve months. There can be no assurance that additional financing, if required, will be available on satisfactory terms or at all. If financing were not available, management would need to reevaluate and revise current operating plans as well as reduce capital spending in general. VidaMed's future liquidity and capital requirements will depend on numerous other factors, including progress of clinical trials, actions related to regulatory and reimbursement matters and the extent to which the TUNA system gains market acceptance.

Restructuring Accrual

In September 1997, VidaMed announced a restructuring program designed to reduce costs and improve operating efficiencies by closing the company's U.K. manufacturing facility. The company expects to incur approximately $432,000 in cash outlays over the next twenty-four months. See also Footnote 5.

Impact of Year 2000

The Company is currently in the process of assessing and modifying internal software systems in order to function properly in the Year 2000 and thereafter. The Company believes that with limited modifications to existing software, the Year 2000 issue will not pose significant operational problems for its computer systems. There can be no assurance that these modifications will completely eliminate problems resulting from the Year 2000 issue. The Company is evaluating significant suppliers and large customers systems to determine the extent to which the Company's interface with these systems is vulnerable to the Year 2000 issue. The Year 2000 issue is being considered for all future software purchases.

                                  VIDAMED, INC.

PART II: OTHER INFORMATION

Item 1.           Legal Proceedings

        On May 20, 1997 VidaMed, Inc. filed a complaint against Prosurg, Inc., in the United States District Court for the Northern District of California. The complaint alleges that Prosurg Inc. is infringing and inducing others to infringe U. S. Patent Nos. 5,536,240, 5,531,676, and 5,531,677. On March 20,
1998, at the request of the parties, the Court dismissed without prejudice all claims relating to U.S. patent Nos. 5,531,676 and 5,531,677. Accordingly, the only claims remaining in the litigation are those related to U.S Patent No. 5,536,240. VidaMed seeks both damages and injunctive relief from the Court. A factual discovery cut-off was set for June 1, 1998, however that date has been extended to July 1, 1998 to allow the parties to obtain discovery from several third parties and to accommodate certain other scheduling constraints. The Court tentatively has set October 19, 1998 as a trial date, and the Court has ordered the parties to attempt to reach a settlement through mediation. The court ordered mediation is expected to be completed by June 1, 1998.

Item 2.           Changes in Securities

                  None

Item 3.           Defaults upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

                           a) Exhibits

                                    (10.17)  Employment  Offer Letter  Agreement
                                             between  Registrant  and  David  J.
                                             Illingworth

                                    (27.1)   Financial Data Schedule

                           b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.


                                              VIDAMED, INC.

Date:     May 13, 1998                        By:     /s/   David J. Illingworth
       --------------------------                  -----------------------------
                                                   David J. Ilingworth
                           Chairman, President, Chief
                                                   Executive Officer

Date:     May 13, 1998                        By:    /s/   Richard D. Brounstein
       --------------------------                 ------------------------------
                                                   Richard D. Brounstein
                           VP Finance, Chief Financial
                                                   Officer
                                                   (Principal Financial and
                                                   Accounting Officer)