Form 10-Q
period 1998-06-30
VIDAMED INC
filed 1998-08-14
CIK 929900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       or

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________


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


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 19,924,422 as of August 13, 1998.


                                            VIDAMED, INC.

                                                INDEX

PART I: FINANCIAL INFORMATION
                                                                                                 Page
Item 1.      Condensed consolidated financial statements - unaudited

             Condensed consolidated balance sheets - June 30, 1998
                  and December 31, 1997                                                            3

             Condensed  consolidated  statements  of  operations  - three months ended June 30, 1998 and 1997 and six months ended
                  June 30, 1998 and 1997                                                           4

             Condensed consolidated statements of cash flows - six months
                  ended June 30, 1998 and 1997                                                     5

             Notes to condensed consolidated financial statements                                  6

Item 2.      Management's discussion and analysis of financial condition
                 and results of operations                                                         8


PART II: OTHER INFORMATION

Item 1.      Legal Proceedings                                                                    13

Item 2.      Changes in Securities                                                                13

Item 3.      Defaults Upon Senior Securities                                                      13

Item 4.      Submission of Matters to a Vote of Security Holders                                  13

Item 5.      Other Information                                                                    14

Item 6.      Exhibits and Reports on Form 8-K                                                     14

             Signatures                                                                           15

                                                                                         Page 2 of 16

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VidaMed, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                           June 30, December 31,
                                                             1998        1997
                                                           --------    --------
                                                         (Unaudited)     (*)
Assets
Current Assets:
     Cash and cash equivalents                             $ 15,331    $  8,026
     Accounts receivable                                      2,951       3,644
     Inventories                                              1,763       1,512
     Other current assets                                     1,497         930
                                                           --------    --------
           Total current assets                              21,542      14,112

     Property and equipment, net                              2,623       2,647
     Other assets, net                                          201         206
                                                           --------    --------
           Total assets                                    $ 24,366    $ 16,965
                                                           ========    ========

Liabilities and stockholders' equity
Current liabilities:
     Notes payable, current portion                        $    388    $    480
     Accounts payable                                           714       1,536
     Accrued professional fees                                  381         559
     Accrued clinical trial costs                               378         372
     Accrued and other liabilities                            2,968       2,620
     Accrued interest payable                                   197         422
     Restructuring Accrual                                      431       1,000
     Current portion of long-term debt                           33          34
     Current portion of obligations under capital leases         24          82
     Deferred revenue, current portion                          339         611
                                                           --------    --------
           Total current liabilities                          5,853       7,716

     Other long-term liabilities                                  6          22
     Notes payable, long-term portion                           892        --

Stockholders' equity:
     Capital stock                                           95,439      77,573
     Accumulated deficit                                    (77,824)    (68,346)
                                                           --------    --------
           Total stockholders' equity                        17,615       9,227
                                                           --------    --------
           Total liabilities and stockholders' equity      $ 24,366    $ 16,965
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



                                                            VidaMed, Inc.
                                           Condensed Consolidated Statements of Operations
                                               (In thousands except per share amounts)
                                                             (Unaudited)


                                                                        Three Months Ended                     Six Months Ended
                                                                              June 30,                              June 30,
                                                                     --------------------------          --------------------------
                                                                       1998              1997              1998              1997
                                                                     --------          --------          --------          --------
Revenues:
     Product sales, net                                              $    861          $  2,103          $  2,236          $  5,355
     License fees and grant revenue                                        50                50               339
                                                                     --------          --------          --------          --------
                                                                                                                                100
     Net revenues                                                         911             2,153             2,575             5,455

Cost of Products Sold                                                     608             1,265             1,680             3,048
                                                                     --------          --------          --------          --------
Gross Profit                                                              303               888               895             2,407

Operating Expenses:
     Research and development                                           1,200             1,456             2,334             3,354
     Selling, general and administrative                                3,297             3,865             7,904             7,223
                                                                     --------          --------          --------          --------
     Total operating expenses                                           4,497             5,321            10,238            10,577

     Loss from operations                                              (4,194)           (4,433)           (9,343)           (8,170)

Other income(expense), net                                                (46)             (102)             (135)             (109)
Net loss                                                             $ (4,240)         $ (4,535)         $ (9,478)         $ (8,279)
                                                                     ========          ========          ========          ========
Basic and diluted net loss per share                                 $  (0.24)         $  (0.38)         $  (0.58)         $  (0.72)
                                                                     ========          ========          ========          ========
Shares used in computing basic and diluted
     net loss per share                                                17,443            11,913            16,341            11,521
                                                                     ========          ========          ========          ========




                                                            VidaMed, Inc.
                                           Condensed Consolidated Statement of Cash Flows
                                                           (In thousands)
                                                             (Unaudited)

                                                                                                              Six Months Ended
                                                                                                                  June 30,
                                                                                                         ---------------------------
                                                                                                           1998               1997
                                                                                                         ---------          --------
Cash flows from operating activities:
     Net loss                                                                                            $ (9,478)         $ (8,279)
     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                                      635               671

           Changes in assets and liabilities:
               Accounts receivable                                                                            693            (1,089)
               Inventory                                                                                     (251)             (330)
               Other current assets                                                                          (567)             (581)
               Other assets                                                                                     5               (29)
               Accounts payable                                                                              (822)              297
               Accrued professional fees                                                                     (178)               52
               Accrued clinical trial costs                                                                     6              (170)
               Accrued interest payable                                                                      (225)               75
               Accrued restructuring cost                                                                    (569)             --
               Accrued and other liabilities                                                                  348               941
               Deferred revenue                                                                              (272)              217
                                                                                                         --------          --------
Net cash used in operating activities                                                                     (10,675)           (8,225)
                                                                                                         --------          --------

Cash flows from investing activities:
     Expenditures for property and equipment                                                                 (611)             (758)
     Proceeds from maturities of short-term investments                                                      --               1,976
                                                                                                         --------          --------
        Net cash provided by (used in)  investing activities                                                 (611)            1,218
                                                                                                         --------          --------

Cash flows from financing activities:
     Principal payments under capital leases                                                                  (58)             (318)
     Principal payments of long-term debt                                                                     (16)              (32)
     Principal payments of notes payable                                                                     (700)             (518)
     Net proceeds from issuance of notes payable                                                            1,500              --
                                                                                                         --------          --------
     Net cash proceeds from issuance of common stock                                                       17,865            10,002
                                                                                                         --------          --------

Net cash provided by financing activities                                                                  18,591             9,134

Net increase (decrease) in cash and cash equivalents                                                        7,305             2,127
Cash and cash equivalents at the beginning
     of the period                                                                                          8,026             3,879
                                                                                                         --------          --------
Cash and cash equivalents at the end of the period                                                       $ 15,331          $  6,006
                                                                                                         ========          ========

Supplemental disclosure of cash flows information:
Cash paid for interest                                                                                   $    458          $    292
                                                                                                         ========          ========


                                                       See accompanying notes.

                                                                                                                        Page 5 of 16

                                  VIDAMED, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

1.       Basis of presentation

The accompanying unaudited condensed consolidated financial statements of VidaMed, Inc. (the "Company" or "VidaMed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 1998 and the statements of operations for the three and six months ended June 30, 1998 and 1997, and the statements of cash flows for the six months ended June 30, 1998 and 1997, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2.       Net loss per share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. Common equivalent shares from options, warrants and convertible securities are excluded from the computation, as their effect is anti-dilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (Statement 128). Statement 128 replaced the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share. Unlike primary earnings (loss) per share, basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings (loss) per share are very similar to the previously named fully diluted earnings (loss) per share. All loss per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. As the Company has incurred losses from operations in each of the periods presented, there is no difference between basic and diluted net loss per share amounts.

3.       Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market value. Inventories at June 30, 1998 and December 31, 1997 consist of the following (in thousands):

                                                    June 30,        December 31,
                                                      1998             1997
                                                     ------           ------
                    Raw materials                    $  384           $  261
                    Work in process                     213               90
                    Finished goods                    1,166            1,161
                                                     ------           ------
                                                     $1,763           $1,512
                                                     ======           ======

4.       Notes Payable

In January 1998, the Company entered into a financing agreement with Silicon Valley Bank, for a $1,500,000 42-month term loan. As of June 30, 1998, no funds remained available for borrowing under this loan.


5.        Restructuring Accrual

In September 1997, VidaMed announced a restructuring  program designed to reduce
costs  and  improve  operating   efficiencies  by  closing  the  company's  U.K.
manufacturing facility.
The charge in the third quarter of 1997 was $2.1 million.

The elements of the total charge as of June 30, 1998 are as follows (in thousands):


                                                     Representing
                                      ------------------------------------------
                                                                 Cash Outlays
                                       Total       Asset     -------------------
                                      Charges   Write-down  Completed     Future
                                      ------      ------      ------      ------
Fixed assets                          $  390      $  390      $ --        $ --
Facility shut down                     1,305        --         1,279          26
Grant                                    405        --           --          405
                                      ------      ------      ------      ------
Total Special Charges                 $2,100      $  390      $1,279      $  431
                                      ------      ------      ------      ------


6.       Reporting Comprehensive Income (Loss)

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No.130, Reporting Comprehensive Income (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported in shareholders' equity, to be included in other comprehensive income

(loss). During the three and six months ended June 30, 1998 and 1997, the total comprehensive loss was not materially different from the net loss.

7.        Common Stock

In May 1998, the Company completed a private placement of common stock with certain investors. In this transaction, the Company issued 4,340,000 shares of common stock at a purchase price of $4.00 per share resulting in net proceeds of $16,743,000 to the Company. In connection with this financing, the Company issued warrants to purchase an aggregate of 1,085,000 shares of common stock at an exercise price of $5.00 per share for no additional consideration.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 1998 and 1997, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Overview

Since its inception in July 1992, VidaMed has been engaged in the design, development, clinical testing and manufacture of the VidaMed TUNA System for the treatment of symptoms associated with benign prostatic hyperplasia (BPH). The Company commenced international sales of the VidaMed TUNA System in late 1993 and United States sales in October 1996. As of June 30, 1998 there have been over 350 RF generators sold and over 10,000 TUNA procedures performed worldwide.

VidaMed anticipates that a substantial amount of its revenues from product sales in the future will be from sales in the United States. The Company received FDA clearance to market this system for the treatment of symptoms associated with BPH in the United States on October 8, 1996. The Company applied to the American Medical Association for a CPT code covering the TUNA Procedure. CPT code number 53852 relating to the TUNA Procedure has been published in the Federal Register and is part of the Medicare Physician Fee Schedule for calendar 1998. VidaMed sells its products in the U.S. to individual and group urology practices, surgery centers and hospitals. The Company markets the VidaMed TUNA System through a network of four VidaMed sales managers, supported by both sales representatives and independent dealers in the U.S. A network of distributors, supported by VidaMed staff, cover other countries in Europe, Asia and South America.

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

Results of Operations

Net revenues for the three months ended June 30, 1998 were $0.9 million, down $1.2 million or 58% from $2.2 million in the three months ended June 30, 1997. Product sales in the second quarter of 1998 decreased 59% to $0.9 million from $2.1 in the same period in 1997. For the first six months of 1998 net revenue decreased 53% to $2.6 million from $5.5 million during the same period in 1997. Product sales for the first six months of 1998 decreased 58% to $2.2 million from $5.4 million during the same period in 1997. Revenues for the three and six months ended June 30, 1998 and 1997 include license fees for distribution rights in Japan. The decrease in net revenues and product sales between the 1998 and 1997 periods is the result of slowing sales while the Company awaits Medicare Part A and Part B reimbursement approval at the state levels. VidaMed has now gained approval of the professional component (Medicare Part B) in 13 states, including Colorado, Massachusetts and Ohio. Other states with significant Medicare populations are moving foward with regard to Medicare reimbursement. In order for the Company to achieve significant increases in sales volume, it will likely be necessary for the Company to obtain Medicare Part A and Part B reimbursement approvals in all 50 states, or at least in all states with significant population centers, particularly since sales agreements with major healthcare providers are often on a national, or system-wide, basis. The Company has several initiatives underway to facilitate the Medicare reimbursement approval process, including working in cooperation with state Medicare Medical Directors. In addition, current Medicare reimbursement for the TUNA handpiece extends only to procedures performed in a hospital outpatient setting. Ambulatory Surgical Center reimbursement is moving forward and guidelines are currently in the comment period. Notwithstanding the foregoing, there can be no assurance that the Company will receive additional Medicare reimbursement approvals in major states in a timely manner, and the failure to receive such approvals would have a material adverse effect on the business, financial condition and results of operations of the Company.

Another factor contributing to sales for the six months of 1997 was significant accumulated demand resulting from the late-1996 receipt of Food and Drug Administration 510(k) clearance for the VidaMed TUNA System and a sale of 39 TUNA Systems to Tenet Health Care System.

Cost of product sold for the three months ended June 30, 1998 was $0.6 million, a decrease of 52% or $0.7 million from $1.3 million for the three months ended June 30, 1997. For the six months ended June 30, 1998 cost of product sales decreased 45% to $1.7 million from $3.0 million in the same period in 1997. The decrease is due to lower product sales and absorption of overhead fixed costs in the first six months of 1998.

Research and development (R & D) expenses decreased 18% to $1.2 million in the three months ended June 30, 1998 from $1.5 million in the three months ended June 30, 1997. For the six months ended June 30, 1998, R & D expenses decreased 30% to $2.3 million from $3.4 million in the same period for 1997. The difference is primarily due to the investment in the first six months of 1997 in development efforts on the VidaMed TUNA System (VTS) RF generator and VTS hand piece. Additionally, R & D includes the United States patient enrollment to support the clinical trials completed in 1995. The costs associated with follow-up visits for these clinical trials will continue through 1998 and beyond.

Selling, general and administrative (SG&A) expenses decreased 15% to $3.3 million in the three months ended June 30, 1998 from $3.9 in the three months ended June 30, 1997. For the six months ended June 30, 1998 SG&A expenses increased 9% to $7.9 million from $7.2 million in the same period in 1997. The increase in 1998 from 1997 was primarily due to an increase to the allowance for doubtful accounts of $894,000, as a result of the length of time involved in obtaining Medicare reimbursement levels for each state, and the transition to a new CEO. Spending in SG&A in both periods included start-up and launch costs for new products and as well as costs associated with the continued efforts to support domestic and international sales and secure global reimbursement for TUNA. In particular, the periods ended June 30, 1998 included an investment in additional headcount to enhance the existing sales and field reimbursement force. The periods ended June 30, 1997 included a co-op advertising agreement with Tenet HealthSystem.

Other expense for the three months ended June 30, 1998 was $46,000 compared to other expense of $102,000 for the comparable period in 1997. For the six months ended June 30, 1998 other expense was $135,000 compared to $109,000 for the same period in 1997. These changes were primarily a function of the balance of cash, cash equivalents and debt, the interest earned or incurred, respectively, and fluctuations in the relative balances.

Liquidity and Capital Resources

VidaMed has financed its operations primarily through the public and private sale of equity securities and, to a lesser extent, through borrowings, equipment lease financing, product sales, distribution rights fees, government grants and other product sales.

At June 30, 1998 the Company's cash and cash equivalents were $15.3 million compared to $8.0 at December 31, 1997. The increase is due primarily to a private placement of 4.3 million shares of common stock in May 1998 (the net proceeds from which were approximately $16.7 million) offset by operating expenses. The cash used in operations was used primarily in the marketing and sale of the VidaMed TUNA System, research and development activities including clinical trials, increased SG&A expenses to support increased operations, working capital (due in part to delays in receivable collections due to Medicare reimbursement) and payments related to the U.K. transition.

In January 1998, the Company entered into a financing agreement with Silicon Valley Bank, for a $1,500,000 42-month term loan with principal and interest payable monthly. In addition, the Company established a $3,000,000 working capital line with this bank. The Company is currently in compliance with all bank covenants. The note payable to the bank was reflected on the Company's balance sheet as a current liability at the end of the quarter ended March 31, 1998 as a result of the Company not being in compliance with its debt covenants at that date. As the Company is now in compliance with the bank covenants, the long-term portion of this debt has been reclassified as a long-term liability in the balance sheet.

In April 1995, the Company obtained a $3,000,000 secured credit facility. To date, the Company has borrowed $3,000,000 under this facility and has completely repaid the principal amount due. As of June 30, 1998, $150,000 remains to be paid relating to lump sum interest due in July, 1998.

VidaMed believes that the equity financing, combined with its current capital resources and cash generated from the sale of products will be enough to meet the Company's operating and capital requirements for the next twelve months. There can be no assurance that additional financing, if required, will be available on satisfactory terms or at all. If financing were not available, management would need to reevaluate and revise current operating plans as well as reduce capital spending in general. VidaMed's future liquidity and capital requirements will depend on numerous other factors, including progress of clinical trials, actions related to regulatory and reimbursement matters and the extent to which the TUNA system gains market acceptance.

Restructuring Accrual

In September 1997, VidaMed announced a restructuring program designed to reduce costs and improve operating efficiencies by closing the Company's U.K. manufacturing facility. The Company expects to incur approximately $431,000 in cash outlays over the next twenty-four months. See also Note 5 of notes to condensed consolidated financial statements.

Impact of Year 2000

The Company's essential system software is currently functioning properly to handle the transition into the Year 2000. The Company does not depend on in-house custom systems and as a policy purchase off the shelf software from reputable vendors who have tested their software for Year 2000 compliance. The Company believes the Year 2000 issue will not pose significant operational problems for its computer systems. There can be no assurance that this will completely eliminate problems resulting from the Year 2000 issue. The Company is evaluating significant suppliers and large customers systems to determine the extent to which the Company's interface with these systems is vulnerable to the Year 2000 issue. The Year 2000 issue is being considered for all future software purchases.

                                  VIDAMED, INC.

PART II: OTHER INFORMATION

Item 1.           Legal Proceedings

On May 20, 1997 VidaMed, Inc. filed a complaint against Prosurg, Inc., in the United States District Court for the Northern District of California. The complaint alleges that Prosurg Inc. is infringing and inducing others to infringe three VidaMed Patents, U.S. Patent Nos. 5,526,240, 5,531,676, and 5,531,677. On March 20, 1998, at the request of the parties, the Court dismissed without prejudice all claims relating to U.S. patent Nos. 5,531,676 and 5,531,677. Accordingly, the only claims remaining in the litigation are those relating to U.S Patent No. 5,526,240. VidaMed seeks both damages and injunctive relief from the Court. A factual discovery cut-off was set for June 1, 1998, however that date has been extended to August 20, 1998 for VidaMed only to allow the Company to obtain discovery from Prosurg and other third parties. The Court tentatively has set January 11, 1999 as a trial date.

Item 2.           Changes in Securities

                  None

Item 3.           Defaults upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 7, 1998. The following items of business were acted upon.

The election of all directors was conducted and the following nominees were elected: David J. Illingworth, Franklin D. Brown, Stuart D. Edwards, Robert Erra, Wayne I. Roe, John V. Scibelli and Michael H. Spindler. The vote with respect to each nominee was as follows:

                                                   Votes                 Votes
               Name                                 For                 Withheld
               --------------------              ----------             -------
               David J. Illingworth              11,122,108             215,726
               Franklin D. Brown                 11,124,508             213,326
               Stuart D. Edwards                 11,089,299             248,535
               Robert Erra                       11,124,608             213,226
               Wayne I. Roe                      11,134,108             203,726
               John V. Scibelli                  11,130,508             207,326
               Michael H. Spindler               11,125,708             212,126

The Company's Employee Stock Purchase Plan was amended and the number of shares of Common Stock reserved for issuance under the plan was increased by 200,000 to 400,000 with 4,090,261 votes in favor and 462,373 votes against.

The Company's Stock Plan was amended and the number of shares of Common Stock reserved for issuance under the plan was increased by 1,200,000 to 4,300,000 with 2,914,486 votes in favor and 1,597,156 votes against.

Ernst & Young LLP was ratified as the independent auditors of the Company for the fiscal year ending December 31, 1998 with 11,178,310 votes in favor and 75,518 votes against.

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

                           a) Exhibits

                                    (27.1) Financial Data Schedule

                           b) Reports on Form 8-K.

                                    No reports on Form 8-K were filed during the quarter ended June 30, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.

                                               VIDAMED, INC.

Date:     August 13, 1998                      By:  /s/   David J. Illingworth
       -----------------------------                ----------------------------
                                                    David J. Ilingworth
                                                    Chairman, President, Chief
                                                    Executive Officer

Date:     August 13, 1998                      By:  /s/   Richard D. Brounstein
       -----------------------------                ----------------------------
                                                    Richard D. Brounstein
                                                    VP Finance, Chief Financial
                                                    Officer (Principal Financial
                                                    and Accounting Officer)