Form 10-Q
period 1998-09-30
VIDAMED INC
filed 1998-11-16
CIK 929900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998


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


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 19,926,656 as of November 10, 1998.

                                  VIDAMED, INC.

                                      INDEX

PART I: FINANCIAL INFORMATION
                                                                            Page

Item 1. Condensed consolidated financial statements - unaudited

        Condensed consolidated balance sheets - September 30, 1998
             and December 31, 1997                                            3

        Condensed  consolidated  statements  of  operations  - three months ended September 30, 1998 and 1997 and nine months ended
             September 30, 1998 and 1997                                      4

        Condensed consolidated statements of cash flows - nine months
             ended September 30, 1998 and 1997                                5

        Notes to condensed consolidated financial statements                  6

Item 2. Management's discussion and analysis of financial condition
            and results of operations                                         9


PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                    15

Item 2. Exhibits and Reports on Form 8-K                                     15

        Signatures                                                           16

                                                    PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                            VidaMed, Inc.
                                                Condensed Consolidated Balance Sheets
                                                           (In thousands)

                                                                                                  September 30,         December 31,
                                                                                                      1998                   1997
                                                                                                    --------               --------
                                                                                                   (Unaudited)                (*)
Assets
Current Assets:
     Cash and cash equivalents                                                                      $ 10,982               $  8,026
     Accounts receivable                                                                                 461                  3,644
     Inventories                                                                                       1,348                  1,512
     Other current assets                                                                              1,885                    930
                                                                                                    --------               --------
           Total current assets                                                                       14,676                 14,112

     Property and equipment, net                                                                       2,350                  2,647
     Other assets, net                                                                                   114                    206
                                                                                                    --------               --------
           Total assets                                                                             $ 17,140               $ 16,965
                                                                                                    ========               ========

Liabilities and stockholders' equity
Current liabilities:
     Notes payable, current portion                                                                 $    267               $    480
     Accounts payable                                                                                    752                  1,536
     Accrued professional fees                                                                           361                    559
     Accrued clinical trial costs                                                                        603                    372
     Accrued and other liabilities                                                                     2,799                  3,042
     Restructuring Accrual                                                                               277                  1,000
     Current portion of long-term debt and obligations
           under capital leases                                                                           37                    116
     Deferred revenue, current portion                                                                   282                    611
                                                                                                    --------               --------
           Total current liabilities                                                                   5,378                  7,716

     Notes payable and capital leases, long-term portion                                                 943                     22

Stockholders' equity:
     Capital stock                                                                                    95,543                 77,573
     Accumulated deficit                                                                             (84,724)               (68,346)
                                                                                                    --------               --------
           Total stockholders' equity                                                                 10,819                  9,227
                                                                                                    --------               --------
           Total liabilities and stockholders' equity                                               $ 17,140               $ 16,965
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

                                                                                                                        Page 3 of 17

                                                            VidaMed, Inc.
                                           Condensed Consolidated Statements of Operations
                                               (In thousands except per share amounts)
                                                             (Unaudited)

                                                                        Three Months Ended                  Nine Months Ended
                                                                           September 30,                       September 30,
                                                                     --------------------------          --------------------------
                                                                       1998              1997             1998               1997
                                                                     --------          --------          --------          --------
Revenues:
     Product sales, net                                              $ (2,138)         $  1,809          $     98          $  7,164
     License fees and grant revenue                                        50               550               389               650
                                                                     --------          --------          --------          --------
     Net revenues                                                      (2,088)            2,359               487             7,814

Cost of Products Sold                                                     954             3,306             2,634             6,354
                                                                     --------          --------          --------          --------
Gross Profit                                                           (3,042)             (947)           (2,147)            1,460

Operating Expenses:
     Research and development                                           1,136             1,218             3,471             4,571
     Selling, general and administrative                                2,802             2,935            10,705            10,159
                                                                     --------          --------          --------          --------
     Total operating expenses                                           3,938             4,153            14,176            14,730
                                                                     --------          --------          --------          --------

     Loss from operations                                              (6,980)           (5,100)          (16,323)          (13,270)

Other income (expense), net                                                80                23               (55)              (86)
                                                                     --------          --------          --------          --------
Net loss                                                             $ (6,900)         $ (5,077)         $(16,378)         $(13,356)
                                                                     ========          ========          ========          ========
Basic and diluted net loss per share                                 $  (0.35)         $  (0.39)         $  (0.93)         $  (1.11)
                                                                     ========          ========          ========          ========
Shares used in computing basic and diluted
         net loss per share                                            19,925            12,901            17,536            11,981
                                                                     ========          ========          ========          ========

                                                   See accompanying notes.

                                                                                                                        Page 4 of 17

                                                            VidaMed, Inc.
                                           Condensed Consolidated Statement of Cash Flows
                                                           (In thousands)
                                                             (Unaudited)

                                                                                                          Nine Months Ended
                                                                                                            September 30,
                                                                                                    -------------------------------
                                                                                                      1998                   1997
                                                                                                    --------               --------
Cash flows from operating activities:
     Net loss                                                                                       $(16,378)              $(13,356)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
           Depreciation and amortization                                                                 976                    907
           Changes in assets and liabilities:
               Accounts receivable                                                                     3,183                   (944)
               Inventory                                                                                 164                   (157)
               Other current assets                                                                     (955)                  (356)
               Other assets                                                                               92                    (23)
               Accounts payable                                                                         (784)                   941
               Accrued professional fees                                                                (198)                   203
               Accrued clinical trial costs                                                              231                   (353)
               Accrued restructuring cost                                                               (723)                 2,100
               Accrued and other liabilities                                                            (243)                   138
               Deferred revenue                                                                         (329)                   (52)
                                                                                                    --------               --------
Net cash used in operating activities                                                                (14,964)               (10,952)
                                                                                                    --------               --------

Cash flows from investing activities:
     Expenditures for property and equipment                                                            (679)                (2,045)
     Proceeds from maturities of short-term investments                                                 --                    1,977
                                                                                                    --------               --------
        Net cash used in investing activities                                                           (679)                   (68)

Cash flows from financing activities:
     Principal payments of long-term debt and capital
       leases                                                                                           (101)                  (383)
     Principal payments of notes payable                                                                (770)                  (787)
     Net proceeds from issuance of notes payable                                                       1,500                   --
     Net cash proceeds from issuance of common stock                                                  17,970                 21,828
                                                                                                    --------               --------
Net cash provided by financing activities                                                             18,599                 20,658
                                                                                                    --------               --------

Net increase (decrease) in cash and cash equivalents                                                   2,956                  9,638
Cash and cash equivalents at the beginning
     of the period                                                                                     8,026                  3,879
                                                                                                    --------               --------
Cash and cash equivalents at the end of the period                                                  $ 10,982               $ 13,517
                                                                                                    ========               ========

Supplemental disclosure of cash flows information:
Cash paid for interest                                                                              $    739               $    378
                                                                                                    ========               ========

                                                       See accompanying notes.

                                                                                                                        Page 5 of 17

                                  VIDAMED, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)

1.       Basis of presentation

The accompanying unaudited condensed consolidated financial statements of VidaMed, Inc. (the "Company" or "VidaMed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 1998 and the statements of operations for the three and nine months ended September 30, 1998 and 1997, and the statements of cash flows for the nine months ended September 30, 1998 and 1997, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2.       Net loss per share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. Common equivalent shares from options and warrants are excluded from the computation, as their effect is anti-dilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (Statement 128). Statement 128 replaced the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share. Unlike primary earnings (loss) per share, basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings (loss) per share are very similar to the previously named fully diluted earnings (loss) per share. All loss per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. As the Company has incurred losses from operations in each of the periods presented, there is no difference between basic and diluted net loss per share amounts.

3.       Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market value. Inventories at September 30, 1998 and December 31, 1997 consist of the following (in thousands):


                                      September 30,   December 31,
                                          1998           1997
                                         ------         ------
              Raw materials              $  688         $  261
              Work in process               221             90
              Finished goods                439          1,161
                                         ------         ------
                                         $1,348         $1,512
                                         ======         ======


4.       Notes Payable

In January 1998, the Company entered into a financing agreement with Silicon Valley Bank, for a $1,500,000 42-month term loan. As of September 30, 1998, no funds remained available for borrowing under this loan.

5.        Restructuring Accrual

In September 1997, VidaMed announced a restructuring program designed to reduce costs and improve operating efficiencies by closing the company's U.K. manufacturing facility. The charge in the third quarter of 1997 was $2.1 million. The remaining accrual balance as of September 30, 1998 is $277,000 and consists mainly of a grant repayment due over the next twenty-four months.


6.       Reporting Comprehensive Income (Loss)

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No.130, Reporting Comprehensive Income (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported in shareholders' equity, to be included in other comprehensive income (loss). During the three and nine months ended September 30, 1998 and 1997, the total comprehensive loss was not materially different from the net loss.


7.       Common Stock

In May 1998, the Company completed a private sale of common stock with certain investors. In this transaction, the Company issued 4,340,000 shares of common stock at a purchase price of $4.00 per share resulting in net proceeds of $16,743,000 to the Company. In connection with this financing, the Company issued to the investors 3-year warrants to purchase an aggregate of 1,085,000 shares of common stock at an exercise price of $5.00 per share for no additional consideration.

8.       Subsequent Events

Subsequent to the quarter ended September 30, 1998, the Company finalized a commitment for $5.5 million in new debt financing with Transamerica Technology Finance, a division of Transamerica Corporation. The facility is secured by the Company's assets and consists of a revolving accounts receivable-based credit line of up to $3 million and a $2.5 million equipment term loan. As of the filing of this 10-Q, the term loan has funded in full and replaced the open balance of the $1.5 million 42-month term loan with Silicon Valley Bank (see
Note 4, Notes Payable). The revolving accounts receivable-based credit line has an available balance of up to $2.7 million as of the filing of this 10-Q. In conjunction with the financing, Transamerica received a 5-year warrant to purchase 55,000 shares of VidaMed common stock at a price of $0.89 per share.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 1998 and 1997, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on current expectations and beliefs. Such forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially. Some of the factors that could cause actual results to differ materially include, among other factors, market acceptance of the VidaMed TUNA Procedure, availability and timing of third-party reimbursement for procedures performed with the VidaMed TUNA System, availability of cash resources sufficient to fund operations, the possible volatility of the Company's stock price and other factors discussed below and described in the Company's Securities and Exchange Commission reports and filings.

Overview

Since its inception in July 1992, VidaMed has been engaged in the design, development, clinical testing and manufacture of the VidaMed TransUrethral Needle Ablation (TUNA(R)) System for the treatment of symptoms associated with an enlarged prostate or benign prostatic hyperplasia (BPH). The Company commenced international sales of the VidaMed TUNA System in late 1993 and United States sales in October 1996.

VidaMed anticipates that a substantial amount of its revenues from product sales in the future will be from sales in the United States. The Company received FDA clearance to market this system for the treatment of symptoms associated with BPH in the United States on October 8, 1996. The Company applied to the American Medical Association for a CPT code covering the TUNA Procedure. CPT code number 53852 relating to the TUNA Procedure has been published in the Federal Register and is part of the Medicare Physician Fee Schedule for calendar 1998. VidaMed sells its products in the U.S. to individual and group urology practices, surgery centers and hospitals. The Company markets the VidaMed TUNA System through four VidaMed sales managers, supported by both sales representatives and independent dealers in the U.S. A network of distributors, supported by VidaMed staff, cover other countries in Europe, Asia and South America.

VidaMed does not anticipate reaching profitability in the near future. The Company expects its operating losses to continue as it continues to commit substantial resources to expand marketing and sales activities, fund clinical trials in support of regulatory and reimbursement approvals, and fund research and development. The Company's future profitability will be dependent upon, among other factors, market acceptance of the VidaMed TUNA Procedure and availability of third-party reimbursement for procedures performed with the TUNA System.

Although the Company has received FDA clearance to market the TUNA System for treatment of symptoms associated with BPH and has commenced marketing in the United States, there can be no assurance that the TUNA System will be deemed clinically or cost effective by health care providers and payors, superior to other current and emerging methods for treating BPH, or that the TUNA System will achieve significant market acceptance in the United States. Furthermore, determinations of reimbursement of the VidaMed TUNA Procedure by private and governmental health payors are made by such payors and their medical directors independent of the FDA approval. Accordingly, there can be no assurance that the TUNA Procedure will be reimbursed at adequate levels in the United States under either private or governmental healthcare payment systems. Availability of Medicare reimbursement for the TUNA Procedure may be dependent on the publication of clinical data relating to the cost-effectiveness and duration of the TUNA therapy. Inadequate reimbursement for the TUNA Procedure could adversely effect market acceptance of the TUNA System. Failure of the TUNA Procedure to achieve market acceptance in the United States as well as the impact of competitive products and pricing and other risks could have a material adverse effect on business, financial condition and results of operations of the Company.

The Company does not have a backlog of orders for its products in countries where the VidaMed TUNA System is sold and anticipates that it will continue to manufacture and ship orders after their receipt. Accordingly, the Company does not anticipate that it will develop a significant backlog in the future.

Results of Operations

As a result of a one-time sales reserve of $2.7 million established as a result of delays in Medicare reimbursement in certain key markets, net revenues for the three months ended September 30, 1998 were negative $2.1 million, down $4.4 million, or 189% from $2.4 million in the three months ended September 30, 1997. Excluding the sales reserve, net revenues for the three months ended September 30, 1998 were $0.6 million, down $1.8 million or 73% from $2.4 million in the three months ended September 30, 1997. After the effect of the $2.7 million sales reserve is considered, the decrease in revenue for the three months ended September 30, 1998 compared to the same period in 1997, is due to (i) license fees and an initial stocking order received in 1997 from our Japanese distributor following Japanese approval of the TUNA System, (ii) domestic office sales (as opposed to hospital sales) of the TUNA System in 1997 in anticipation of the purchase of TUNA Systems being Medicare reimbursable as a result of the Company's CPT Code becoming effective on January 1, 1998, and (iii) the difficulties experienced in 1998 collecting Medicare reimbursement for TUNA Systems sold and TUNA Procedures performed in states which have not yet either approved Medicare coverage for the TUNA System, or have only approved coverage for hospital use of the TUNA System. The sales reserve is a direct result of sales and marketing efforts in the office-based and Ambulatory Surgery Center
(ASC) markets, where VidaMed's TUNA System is uniquely suited, not providing the anticipated return due to the difficulties of Medicare reimbursement discussed above. Medicare coverage for supplies and devices in the office based and ASC markets was expected to be effective January 1, 1999, providing an opportunity to shift office based systems into this venue. Recently available information indicates Medicare coverage is now likely to be delayed, and accordingly the Company established a reserve for all office-based and ASC receivables.

For the nine months ended September 30, 1998 net revenue decreased 94% to $0.5 million from $7.8 million during the same period in 1997. Excluding the sales reserve, net revenue for the nine months ended September 30, 1998 was $3.2 million, down 59% from $7.8 million in the same period for 1997. In addition to the reasons discussed above, the decrease in revenue for the nine months ended September 30, 1998 compared to the same period in 1997, is due to the reasons explained above and an overall high sales volume in 1997 to satisfy pent-up demand following the late 1996 FDA approval of the VidaMed TUNA System, including a sale of 39 systems to Tenet HealthCare Systems in the first quarter of 1997. The VidaMed TUNA Procedure has now gained Medicare reimbursement approval in 21 states, including Georgia, Colorado, Massachusetts and Ohio.

Other states with significant Medicare populations are moving forward with regard to Medicare reimbursement. For the Company to achieve significant increases in sales volume, it will be necessary to obtain Medicare reimbursement approvals in all 50 states, or at least in all states with significant population centers, particularly since sales agreements with major healthcare providers are often on a national, or system-wide, basis. The Company has several initiatives underway to facilitate the Medicare reimbursement approval process, including working in cooperation with state Medicare Medical Directors.

Current Medicare reimbursement for the TUNA handpiece extends only to procedures performed in a hospital outpatient setting. As stated above, Medicare coverage for supplies and devices in the office-based and ASC markets is not expected to be effective in the near future, which resulted in the Company's increased sales reserve balances. There can be no assurance that the Company will receive additional Medicare reimbursement approvals in major states in a timely manner, and the failure to receive such approvals would have a material adverse effect on the business, financial condition and results of operations of the Company.

Cost of product sold for the three months ended September 30, 1998 was $0.9 million, a decrease of 71% or $2.4 million from $3.3 million for the three months ended September 30, 1997. The period ended September 30, 1997 included a one-time charge of $2.1 million for the shutdown of the U.K. facility (see Note # 5 of Notes to Condensed Consolidated Financial Statements - Restructuring Accrual). For the nine months ended September 30, 1998 cost of product sales decreased 59% to $2.6 million from $6.4 million in the same period in 1997 and 40% from $4.3 million in 1997 exclusive of the restructuring accrual. The decrease is due to lower product sales, partially offset by production of fewer VidaMed TUNA Systems.

Research and development (R & D) expenses decreased 7% to $1.1 million in the three months ended September 30, 1998, from $1.2 million in the three months ended September 30, 1997. For the nine months ended September 30, 1998, R & D expenses decreased 24% to $3.5 million from $4.6 million in the same period for 1997. The difference is primarily due to the investment in the first nine months of 1997 in development efforts on the VidaMed TUNA System RF generator and VTS hand piece. Additionally, R & D includes the United States patient enrollment to support the clinical trials in both 1997 and 1998 as well as two new clinical trials started in 1998. The costs associated with follow-up visits for these clinical trials will continue through 1998 and beyond.

Selling, general and administrative (SG&A) expenses decreased 5% to $2.8 million in the three months ended September 30, 1998, from $2.9 in the three months ended September 30, 1997. For the nine months ended September 30, 1998, SG&A expenses increased 5% to $10.7 million from $10.2 million in the same period in 1997. The increase in 1998 from 1997 was due primarily to the transition to a new chief executive officer and a realignment of the Company's critical sales positions with the addition of a new executive vice president of worldwide sales and marketing. Spending in SG&A in both periods included start-up and launch costs for the latest product releases and costs associated with the continued efforts to support domestic and international sales and costs to secure global reimbursement for the TUNA Procedure. During the nine-month period ended September 30, 1998, costs were incurred to enhance the existing sales and field reimbursement force. Costs incurred during the nine-month period ended September 30, 1997 for a co-op advertising agreement with

Tenet Health System remain accrued (approximately $300,000) and available for programs at the individual Tenet hospitals as Medicare reimbursement is approved in the state where the Tenet hospitals are located.

Operating expenses for the three and nine months ended September 30, 1998 include a one-time charge for a reduction in work force, taken to help curb operating spending. The total spending related to the reduction was $232,000 and consisted of SG&A expenses.

Other income for the three months ended September 30, 1998 was $80,000 compared to other income of $23,000 for the comparable period in 1997. For the nine months ended September 30, 1998, other expense was $55,000 compared to $86,000 for the same period in 1997. These changes were primarily a function of the balance of cash, cash equivalents and debt, interest earned or incurred, changing foreign exchange rates and fluctuations in the relative balances of these accounts.

Liquidity and Capital Resources

VidaMed has financed its operations primarily through the public and private sale of equity securities and, to a lesser extent, through borrowings, equipment lease financing, product sales, distribution rights fees and government grants.

At September 30, 1998, the Company's cash and cash equivalents were $11.0 million compared to $8.0 million at December 31, 1997. The increase is due primarily to a private sale of 4.3 million shares of common stock in May 1998 (the net proceeds from which were approximately $16.7 million) offset by operating expenses. The cash expenditures were used primarily for the marketing and sale of the VidaMed TUNA System, research and development activities including clinical trials, increased SG&A expenses to support increased operations, working capital and payments related to the U.K. transition (See, Restructuring Accrual, below).

In January 1998, the Company entered into a financing agreement with Silicon Valley Bank for a $1,500,000, 42-month term loan with principal and interest payable monthly. The Company also established a $3,000,000 working capital line with Silicon Valley Bank. The Company currently has no available funds under the working line of credit.

Subsequent to the quarter ended September 30, 1998, the Company finalized a commitment for $5.5 million in new debt financing with Transamerica Technology Finance, a division of Transamerica Corporation. The facility is secured by the Company's assets and consists of a revolving accounts receivable-based credit line of up to $3 million and a $2.5 million equipment term loan. As of the filing of this 10-Q, the term loan has funded in full and replaced the open balance of the $1.5 million 42-month term loan with Silicon Valley Bank. The revolving accounts receivable-based credit line has an available balance of up to $2.7 million as of the filing of this 10-Q. In conjunction with the financing, Transamerica received a 5-year warrant to purchase 55,000 shares of VidaMed common stock at a price of $0.89 per share.

VidaMed believes that the Transamerica financing, combined with its current capital resources and cash generated from the sale of products, will be sufficient to enable the Company to meet its operating and capital requirements during the next twelve months. Funds currently available for operations could become insufficient, however, if the product is not accepted in the marketplace due to competitive products gaining market share or continued delays of Medicare coverage or for other reasons which cause the Company's sales to fall below projections, or if expenses exceed budgeted amounts. If this situation should arise, there can be no assurance that additional financing will be available on satisfactory terms or at all. If financing were not available, management would need to reevaluate and revise current operating plans as well as reduce capital spending in general. VidaMed's future liquidity and capital requirements will depend on numerous other factors, including progress of clinical trials, actions related to regulatory and reimbursement matters and the extent to which the TUNA System gains market acceptance.

Restructuring Accrual

In September 1997, VidaMed announced a restructuring program designed to reduce costs and improve operating efficiencies by closing the Company's U.K. manufacturing facility. The Company expects to incur approximately $277,000 in cash outlays relating to the restructuring over the next twenty-four months. See also Note 5 of Notes to Condensed Consolidated Financial Statements.


Impact of Year 2000

Many currently installed computer systems and software products are coded to accept, store, or report only two digit year entries in date code fields. Beginning in the Year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. The Year 2000 issue is a result of these programs being written with two digits instead of four. As a result, computer systems and software used by companies, including VidaMed, Inc. and its vendors and customers, will need to comply with the Year 2000 requirements. The Company presently believes that as a byproduct of normal business system modifications and upgrades and the short length of time the Company has been in operation, the Year 2000 issue should not have a material effect on the Company's current financial position, liquidity or results of operations. However, this does not completely prevent the possibility of problems arising related to the Year 2000 that could have a material impact on operations of the Company.

The Company is aware of the Year 2000 issue and has been proactive in addressing the issue internally and externally. The Company's primary software system is currently Year 2000 compliant. The Company does not depend on in-house custom systems and generally purchases off the shelf software from reputable vendors who have tested their software for Year 2000 compliance. The Year 2000 issue is being considered for all future software purchases. Although the Company believes the Year 2000 issue will not pose material operational problems for its computer systems, there can be no assurance that problems arising from the Year 2000 issue will be completely eliminated.

The Company is evaluating significant suppliers and large customers systems to determine the extent to which the Company's interface with these systems is vulnerable to the Year 2000 issue. This process is in progress and should be completed by early 1999.

VidaMed's products are Year 2000 compliant and are able to operate in the Year 2000 and beyond. The Year 2000 issue is relevant to the hardware and software used in the TUNA System generator. There are two processors used in the generator. One processor does not have date sensitivity and the other is a motherboard assembly running Microsoft's Windows 95 Operating system. With regard to Windows 95 Operating system being Year 2000 compliant, Microsoft wrote in a letter dated September 10, 1996, to the U.S. House of Representatives stating that, "All Microsoft's operating systems (MS-DOS, Windows 3.x, Windows 95, and Windows NT) can handle files created up to the year 2108."

The Company has not and does not expect to have material costs associated with the Year 2000.

The Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. The Company also has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies. In the event that the Company does not completely resolve all of the Year 2000 issues, the Company's business operations could be adversely affected, although the resulting costs and loss of business cannot be reasonably estimated at this time.

PART II: OTHER INFORMATION

Item 1.           Legal Proceedings

On May 20, 1997, VidaMed filed a complaint against Prosurg, Inc., in the United States District Court for the Northern District of California alleging that Prosurg Inc. is infringing and inducing others to infringe three VidaMed Patents, U.S. Patent Nos. 5,526,240, 5,531,676, and 5,531,677. On March 20,
1998, at the request of the parties, the Court dismissed without prejudice all claims relating to U.S. patent Nos. 5,531,676 and 5,531,677. Accordingly, the only remaining claim is related to U.S Patent No. 5,526,240.

On September 10, 1998, the Company entered into a settlement agreement with Prosurg Inc. in which Prosurg Inc. acknowledged that it had infringed and induced infringement of claim 1 of VidaMed's U.S. Patent 5,526,240 and acknowledged the validity of claim 1. In the settlement, Prosurg agreed not to use, sell or distribute Opal, Opal Flex, BEAP, or any other R.F. interstitial therapy devices in the U.S. for the treatment of BPH. The settlement agreement also prevents Prosurg from asking, encouraging, aiding, abetting, or otherwise soliciting others to use its R.F. therapy devices in the treatment of BPH in the U.S. As part of the settlement, Prosurg, with certain restrictions, will continue to sell R.F. therapy devices in the international market place.


Item 2.           Exhibits and Reports on Form 8-K

                           a) Exhibits

                                    (27.1) Financial Data Schedule

                           b) Reports on Form 8-K.

                                    No reports on Form 8-K were filed during the quarter ended September 30, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            VIDAMED, INC.

Date:     November 13, 1998                 By: /s/ David J. Illingworth
       ----------------------------             --------------------------------
                                                David J. Ilingworth
                                                Chairman, President, Chief
                                                Executive Officer

Date:     November 13, 1998                 By: /s/ Richard D. Brounstein
       ----------------------------             --------------------------------
                                                Richard D. Brounstein
                                                VP Finance, Chief Financial
                                                Officer (Principal Financial and
                                                Accounting Officer)