Form 10-K
period 1998-12-31
VIDAMED INC
filed 1999-03-30
CIK 929900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the registrant held by non-affiliates as of March 19, 1999 was $56,318,565.

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 20,479,478 as of March 19, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 1999 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                           FORWARD LOOKING STATEMENTS

THIS REPORT ON FORM 10-K CONTAINS, IN ADDITION TO HISTORICAL INFROMATION, FORWARD-LOOKING STATEMENTS THAT ARE BASED ON CURRENT EXPECTATIONS AND BELIEFS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. SOME OF THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, AMONG OTHERS, MARKET ACCEPTANCE OF THE VIDAMED TUNA PROCEDURE, AVAILABILITY AND TIMING OF THIRD-PARTY REIMBURSEMENT FOR PROCEDURES PERFORMED WITH THE VIDAMED TUNA SYSTEM, AVAILABILITY OF CASH RESOURCES SUFFICIENT TO FUND OPERATIONS, THE POSSIBLE VOLATILITY OF THE COMPANY'S STOCK PRICE, THE FACTORS DISCUSSED HEREIN UNDER "MARKETING AND CUSTOMERS," "CLINICAL STATUS," "MANUFACTURING," "RESEARCH AND DEVELOPMENT," "ADDITIONAL RISK FACTORS," AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, FACTORS AFFECTING RESULTS OF OPERATIONS." VIDAMED UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF. READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMAPANY IN 1999 AND ANY CURRENT REPORTS ON FORM 8-K FILED BY THE COMPANY.


                                                   VIDAMED, INC.

                                                       INDEX


                                                                                                       Page
                                                                                                       Number
                                                                                                       ------
PART I

     Item 1.      Business                                                                                1
     Item 2.      Properties                                                                              9
     Item 3.      Legal Proceedings                                                                       9
     Item 4.      Submission of Matters to a Vote of Security Holders                                     9

PART II

     Item 5.      Market for Registrant's Common Equity and Related Stockholder
                  Matters                                                                                10
     Item 6.      Selected Financial Data                                                                11
     Item 7.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operation                                                                   12
     Item 7A      Quantitative and Qualitative Disclosures About Market Risk                             21
     Item 8.      Financial Statements and Supplementary Data                                            22
     Item 9.      Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                                   35

PART III

     Item 10.     Directors and Executive Officers of the Registrant                                     36
     Item 11.     Executive Compensation                                                                 37
     Item 12.     Security Ownership of Certain Beneficial Owners and Management                         37
     Item 13.     Certain Relationships and Related Transactions                                         37

PART IV

     Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                        38


                                     PART I

Item 1 - BUSINESS

         VidaMed, Inc. (the "Company" or "VidaMed") designs, develops, manufactures and markets technologically and clinically advanced, cost effective systems for urological conditions. The Company's initial focus is upon the treatment of the enlarged prostate or benign prostatic hyperplasia (BPH). The Company's first product, the patented TUNA System, is designed to offer a cost effective, minimally invasive alternative therapy with compelling clinical advantages for BPH treatment. The Company commenced manufacturing production and international product sales in 1993. The Company received clearance from the Food and Drug Administration (FDA) in October 1996 and Medicare CPT code # 53852, effective January 1, 1998, for the treatment of symptoms associated with BPH. The Company sells its products primarily to urologists and hospitals in the United States and internationally to distributors who resell to physicians and hospitals. Information regarding the amounts of revenue, operating profit or loss and assets are provided in the financial statements included in this Report on Form 10-K - See Part II, Item 6 "Selected Financial Data" and Item 8 "Financial Statements and Supplementary Data."

         VidaMed was founded as a California corporation in July 1992 and was reincorporated in Delaware in June 1995. VidaMed's principal offices are located at 46107 Landing Parkway, Fremont, California. The Company's telephone number is
(510) 492-4900.

Overview

         The prostate is a fibromuscular gland that surrounds the urethra and lies immediately below the bladder in the male. The normal prostate is approximately the size of a walnut. The prostate gradually enlarges one's lifetime. The condition responsible for this is BPH. As the benign nodules grow around the tube-like urethra, this growth obstructs the flow of urine released from the bladder.

         As a result of BPH, men begin to experience problems with urination which include decreased force of urinary stream; frequency, the need to urinate more often, especially at night; urgency, the sudden sensation that you need to find a toilet and incomplete emptying of the bladder. A delay in treatment can have serious consequences, including complete obstruction (acute retention of body waste or urine), urinary tract infections, loss of bladder functions, and in extreme cases, kidney failure. The symptoms can be debilitating and can significantly alter a sufferer's quality of life.

         BPH is a very common condition among older men. According to industry sources, the percentage of men suffering from symptoms of BPH is approximately 50% for men in their fifties and increases to more than 75% for men over eighty. It is estimated that approximately 23 million men worldwide have urinary tract problems associated with BPH, including approximately 13 million men in the United States. Many patients experiencing BPH are regularly monitored and given clinical tests by their physicians but, due in part to the side effects and complications associated with current BPH therapies, elect not to receive active intervention (a course of inaction known as watchful waiting). If symptoms persist or worsen, drug therapy or surgical intervention is usually recommended. The most common surgical procedure is Transurethral Resection of the Prostate (known as TURP), an invasive procedure in which an electrosurgical loop is used to cut away the prostatic urethra and the surrounding tissue in the prostate thereby widening the urethral channel for urinary flow.

         Prior to the advent of drug therapy in the mid-1990s TURP was the principal treatment modality for BPH. Although the number of TURP procedures performed in the United States has been declining progressively in recent years, TURP remains one of the most common surgical procedures performed on men in the United States and represents a major surgical expense reimbursed by Medicare. The Company believes that the numerous complications associated with TURP such as, incontinence, impotence, retrograde ejaculation, bleeding, longer hospital stays, and the potentially lethal TURP syndrome, are a deterrent to many prospective patients, and coupled with the acceptance of drug therapy, has lead to a decline in the number of TURP procedures performed in the United States, from a total of 450,000 in 1992 to 150,000 in 1998. Recently, less invasive surgical procedures to treat the symptoms of BPH have been developed. The Company feels that the development of less invasive procedures for the treatment of BPH has developed from patients who fail drug therapy or otherwise are looking for less radical alternatives than TURP or a lifetime on drug therapy.

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

         The VidaMed TUNA System (VTS) is designed to deliver low levels of radio frequency energy directly into hyperplastic tissue to shrink the symptoms associated with BPH. The principal components of the VTS PROVu TUNA System are
(I) VTS RF Generator,  a low power radio frequency (RF) energy  generator (Model
7600), (ii) VTS PROVu(TM) Cartridge, a single-use cartridge that delivers RF energy via two insulated needles to the prostate, (iii) VTS PROVu Reusable Handle, attaches to the cartridge to provide simultaneous needle deployment to a predetermined tissue depth between 12mm and 22mm, and (iv) the VTS PROVu Telescope, the highest quality optical device that allows direct tissue viewing during the procedure and is compatible with all medical grade video camera systems.

         VTS RF Generator. The 7600 Model VTS Generator is designed specifically for use with the PROVu cartridge, but is compatible with all previous models as well. This computerized generator system is the control center for the TUNA Procedure. It interprets and regulates the RF energy delivered into each prostatic lobe. In the automatic mode, the VTS Generator provides simultaneous monitoring of urethral, prostatic and rectal temperatures to prevent damage to the urethra, charring of prostate tissue and damage to the rectum. The manual mode allows physicians to customize the lesion for optimal results in atypical prostates. The VTS RF Generator continuously and automatically calculates impedance and energy output to reach the ideal treatment levels in each lobe. The VTS Generator has an automatic shut-off activated by both temperature and impedance measurements to ensure controlled tissue ablation. The integrated computer records patient lesion information for medical records and reimbursement.

         VTS PROVu. The VTS PROVu is unique and ergonomically designed with three components: Disposable Cartridge, Reusable Handle and Rigid Telescope.

         Disposable Cartridge. The single-use cartridge measures 18.5 French (approximately 6 millimeters) in diameter and contains two laterally deployed needles that extend at an approximate 90 degree angle from the cartridges clear tip. Each needle, which delivers RF energy into the prostatic tissue, is equipped with a patented insulation shield to thermally protect the urethra during the procedure. Within the shields are thermocouples that offer real-time monitoring of interstitial and urethral temperatures during the procedure.

         Reusable Handle. When the cartridge is attached to the PROVu Handle the operator can select from 6 preset needle lengths, between 12mm and 22mm. The single-handed deployment advances the needles and shields simultaneously. The shields deploy to a preset 6mm length.

         PROVu Telescope. The rigid PROVu Telescope allows precise positioning of the cartridge within the prostatic urethra under direct visualization. A unique feature of the PROVu Telescope and Handle is the ability to adjust the scope forward or back during a procedure to visualize the placement of the needles into the tissue. The PROVu Telescope meets the highest optical standards found in the industry and is compatible with all medical grade video camera systems and light sources.

         The VidaMed TUNA Procedure desiccates prostatic tissue, leading to improved urinary flow, and can generally be performed in under an hour with local anesthesia such as lidocaine jelly and an oral sedative. Some physicians also prefer to use a prostate block or IV sedation. The VTS PROVu catheter is inserted into the patient's urethra, and the two-shielded needle electrodes are then advanced into one of the two lateral lobes of the prostate. Controlled RF energy delivered by the needle electrodes heats targeted portions of the prostate lobe to temperatures of 90 to 100 degrees centigrade, creating a localized area of desiccated tissue measuring approximately one to two centimeters in diameter, while the shields protect the urethra from thermal damage. Once a lesion of sufficient size has been created, the urologist retracts the needles and places the catheter at the next site to be ablated and repeats the process. Typically, two or more treatments in each lateral prostatic lobe are performed depending upon the size of the prostate. If the patient is unable to urinate due to temporary swelling or irritation of the urethra, a catheter may be inserted into the patient's urethra. This catheter, if inserted, is typically left in place for one to three days.

         The Company believes that the VTS design offers significant advantages over other BPH therapies. Because the components of the VidaMed TUNA System shield the urethra and deliver controlled RF energy directly into the interior of the prostate, the procedure protects the prostatic urethra and reduces the risk of unintended thermal damage to surrounding structures. In other procedures where this control does not exist, the urethra and other structures can be damaged or destroyed, causing significant patient discomfort and complications. Clinical trials of the TUNA procedure as reported by Claus Roehrborn, M.D. in the peer-reviewed published study, titled "Transurethral Needle Ablation of Benign Prostatic Hyperplasia: 12-Month Results of a Prospective, Multicenter U.S. Study," indicate that TUNA results in fewer of the complications associated with TURP, including sexual dysfunction and incontinence. This study, conducted at several major university medical centers includes 130 patients who were treated with TUNA, with 90% being performed under local anesthesia supplemented with oral and/or IV sedation. Compared to clinical results published for other less invasive procedures including Transurethral Microwave Therapy (TUMT) and Interstital Laser Coagulation (ILC), Roehrborn's study supports the VidaMed TUNA Procedure as a minimally invasive therapy with the least post-procedure complications of any treatment for BPH.

         The Company believes that the cost of the TUNA procedure in the United States, including physician charges, will be significantly less than the cost of TURP. The capital cost for VidaMed's TUNA System is less than the cost for general surgical lasers required to perform laser procedures, and the ultrasound and microwave devices required for other minimally invasive surgical procedures.

         In addition to providing procedural alternatives, the Company believes the VidaMed TUNA Procedure also provides patients, physicians and health care payors with a clinically and economically superior alternative to ongoing drug therapy. To date, the symptomatic relief experienced by patients in the Company's clinical trials suggest that the TUNA procedure provides greater relief than the results reported for drug therapy or watchful waiting. Additionally, the Company's available three-year U.S. clinical follow-up data and four-year international follow-up data for TUNA patients do not suggest the need for a significant number of re-treatments within these time frames. However, there can be no assurance as to whether and how frequently TUNA patients will require retreatment.

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

         Drug Therapy

         Drug therapy for BPH has been available since the commercial availability of three orally administered pharmaceutical products: Proscar (sold by Merck KGaA) in 1992, Hytrin (sold by Abbott Laboratories) in 1993 and Cardura (sold by Pfizer Inc.) in 1995. These remain the primary drug therapies currently available although several other pharmaceutical products are currently available or undergoing clinical trials for BPH symptom relief.

         Proscar blocks hormones that stimulate growth of the prostate. Hytrin, an alpha-blocker, disables alpha-receptors on smooth muscle cells in the area of the prostate, causing muscle relaxation that alleviates some of the symptoms of BPH. Cardura, also an alpha-blocker, acts in a manner similar to Hytrin. Side effects of alpha-blockers include dizziness, headache and fatigue. Side effects of Proscar include impotence, decreased libido and other sexual dysfunction Drug therapy generally must be administered daily for the duration of the patient's life at an average annual cost of approximately $600 per year.

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

         A large number of TURP patients experience complications. Virtually all patients experience a burning sensation upon urination that lasts for up to three weeks following the procedure. Based on our randomized FDA audited trials as published in the May 1998, Journal of Urology, other complications include impotence (13% of patients), retrograde ejaculation (the reverse flow of semen, which often results in sterility) (38%), urinary tract infection symptoms/urethral stricture resulting in a complete inability to urinate (20%), incontinence (4%). According to the United States Department of Health and Human Services, approximately 2% of TURP patients die as a result of the procedure and related complications. At least 10% of TURP patients develop BPH symptoms again and require retreatment within five years.

         A variation on the TURP is the Transurethral Vaporization of the Prostate (TVP), or roller-ball, which was successfully introduced in January 1995 by Circon Corporation. TVP, which is performed in a manner similar to using a paint roller, delivers electrical energy to vaporize the urethra and prostate, but utilizes the same RF generator as does TURP, thus requiring no additional capital expense. The TVP has similar efficacy as TURP with less bleeding and shorter post-op catheterization, but other complications are similar to those of TURP.

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

         A microwave system marketed by EDAP Techomed, Prostatron, received FDA clearance in 1996 for treatment of symptoms associated with BPH. Microwave systems have been marketed in certain European countries for several years. The Company believes the Prostatron generator is currently priced at approximately $295,000 in the United States and disposable per-procedure disposable costs are estimated of around $600. In 1997, a U.S. based company, Urologix, received FDA clearance to market the Targis System for the treatment of the symptoms associated with BPH. This system has a capital equipment list price of $150,000 with a per procedure disposable charge of about $1,200. These systems are also sold in a mobile environment on a turnkey, per use basis, generally costing $3,000 and higher.

         Dornier Medical Systems received FDA clearance to market its Urowave microwave thermotherapy device in May 1998. Clinical results have not been published. This unit sells at approximately $100,000 with disposable component charges of approximately $1,000 per procedure.

         Due to the design configurations of these systems, the Company believes these systems limit the number of patients with BPH that can be treated. The Company believes that the cost of the capital equipment and single-use disposable items combined with the postoperative morbidity will limit the use of this treatment modality.

         Interstitial Laser Coagulation. FDA cleared Johnson & Johnson's Indigo LaserOptic(TM) Treatment System for U.S. marketing in December 1997. ILC uses a diode laser under direct visualization to selectively ablate prostatic tissue Preliminary studies indicate that treatment outcomes compare favorably to TURP in terms of safety. Morbidity remains a concern with extended post-procedure catheterization approaching 2 weeks and increased urinary tract infections, in some patients. Capital equipment costs approximately $50,000, and per procedure disposable laser fibers are approximately $600.

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

         High Intensity Focused  Ultrasound.  High intensity focused  ultrasound
(HIFU) uses a customized transrectal ultrasound probe to deliver precise high-energy ultrasound (acoustic energy) to small-localized areas. This produces high tissue temperatures and causes instantaneous coagulative necrosis in the target tissue. Clinical trials for HIFU systems are currently underway in the United States and Japan. The procedure may be performed in an outpatient setting under local anesthesia, but general anesthesia may be required if the patient is unable to remain still during the procedure. Additionally, HIFU is sub-optimal in-patients with large glands and contraindicated in the median lobe and for patients with multiple prostatic calculi (calcium deposits). Early studies show that treatment outcomes are variable, and complications include tissue sloughing that may require catheterization and blood in the urine and seminal fluid. The Company believes that ultrasound systems used in HIFU are currently being marketed at a price of approximately $100,000.

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

Marketing and Customers

         The Company has positioned itself for worldwide distribution of the VidaMed TUNA System. VidaMed's sales and marketing staff is currently located in the United States, United Kingdom and Germany where direct distribution takes place. In the United States, the Company markets the TUNA System through a network of four VidaMed regional sales managers supported by both independent dealers and sales representatives. Primarily a network of distributors, supported by VidaMed staff, cover other countries throughout Asia, Europe and South America.

         Century Medical, Inc. (CMI) paid the Company a total of $1.0 million in 1995 and 1996, for exclusive distribution rights in Japan for a period of five years commencing with the receipt of Japanese regulatory approval for the TUNA System. In July 1997, the Japanese Ministry of Health and Welfare approved the VTS for sale and a reimbursement level of 250,000 Yen for the procedure in Japan. VidaMed commenced shipments to CMI at that time. The Company also received an additional one-time, $500,000 royalty. It is estimated that exclusive of the cost of drug therapy and hospitalization fees, the cost of treating BPH in Japan is approximately $80 million annually and that there are approximately 90,000 TURP procedures are being performed each year in Japan.

         Key urologists around the world have adopted VidaMed's TUNA Procedure as a new treatment for symptomatic BPH. The Company believes that the endorsements made by these early adopters will assist in the U.S. and worldwide marketing efforts to create acceptance in the urological community. VidaMed will continue to be represented at all major urology conferences in the United States and the rest of the world. The Company has prepared a Physician Practice Building Kit that contains a number of patient awareness and education materials for urologists to use to expand their medical practice once their state Medical Director activates the TUNA CPT payment code in their state.

         VidaMed is committed to delivering a quality product to its customers and to reinforce product delivery with excellent customer service and field support.

Clinical Status

         The Company is performing clinical trials of the VidaMed TUNA Procedure to obtain clinical data to support new indications, to obtain long-term data, and to gather data in supporting reimbursement approvals in various markets. The Company began international clinical evaluation of the TUNA Procedure in March 1993 and U.S. trials in November 1994. The Company is currently involved in clinical trials in Germany, France, and Spain for reimbursement approval and acceptance within the medical community. Multi-center studies in the U.S. are in progress to evaluate the ProVu system in the treatment of the median lobe; an anesthesia study is ongoing to scientifically document the treatment of TUNA in the office. Several independent studies are ongoing to evaluate the TUNA procedure to support the expansion of labeling claims, as to how the procedure is used.

         In the clinical trials conducted both in the United States and internationally, significant relief from BPH symptoms has been observed in the majority of TUNA patients for whom follow-up data are available. Follow-up data being collected include urine flow rates and two standard measures of BPH symptom relief, known as symptom score and quality of life score. The Company believes the results to date indicate that the TUNA System provides clinically significant relief from the symptoms associated with BPH. To date, these results are based on data published in peer-reviewed articles and publications in top Urology journals on one-year follow-ups in the United States. Scientific papers are currently being presented on U.S. two and three-year data from these initial FDA trials. Three to four-year follow-up has been published internationally. There can be no assurance that equivalent results will be achieved over a longer follow-up period or in a larger patient population, or that the results of clinical trials will be sufficient to obtain required foreign regulatory and reimbursement approvals, U.S. state Medicare and local approvals in all states or physician acceptance.

         The Blue Cross Blue Shield TEC committee's positive evaluation of the TUNA in early 1999 did consider the treatment of the TUNA Procedure in multiple settings beyond clinical trials. The decision by the committee was based on five criteria as follows; (i) the technology must have approval from the appropriate government regulatory bodies, (ii) the scientific evidence must permit conclusions concerning the effect of the technology on health outcomes, (iii) the technology must improve the net health outcome, (iv) the technology must be as beneficial as any established alternatives and (v) the improvement must be attainable outside the investigating settings.

Manufacturing

         During 1998, the Company manufactured the new VTS PROVu for commercial sale at its facility in Fremont, California. At various assembly stages, each production lot undergoes thorough testing by trained personnel to ensure compliance with the Company's stringent specifications. The Company's quality assurance group independently verifies, at various steps in the manufacturing cycle, that product fabrication and inspection processes meet the Company's specifications and applicable regulatory requirements.

         In 1998, the Company completed ISO 9001 certification at the Fremont facility and obtained the necessary CE Mark (European authorization) for the ongoing sale of VidaMed's products in Europe. Prior to 1998, the Company manufactured the disposable hand piece at its ISO 9002 registered facility in the U.K.

         Also during the year, the company successfully completed a U.S. FDA/State of California regulatory audit, which resulted in the Company obtaining a license to manufacture their product in Fremont.

         The Company contracts with a third party manufacturer for the production of the Generator. In January 1999, the Company began transitioning the manufacturing of the disposable hand piece to a medical device manufacturer in the Silicon Valley area.

Research and Development

         The Company's research and development efforts are currently focused on improving the features and reducing both the cost of the TUNA System and the time it takes to perform a TUNA Procedure. Ongoing research and development efforts include increasing the range of energy output of the RF generator, providing of support for clinical trials, interfacing with physicians to develop product enhancements and developing devices for urological applications in addition to BPH. The Company's in-house research and development program uses a network linking CAD/CAM capability and advanced graphic design workstations with a computerized machine shop. These capabilities allow the Company to produce molds, custom parts and tooling, enabling rapid prototyping and pre-production evaluation of devices. All research and development has been fully funded by the Company. The amounts expensed, in thousands, for 1996, 1997 and 1998 respectively are $5,742, $6,003 an $4,241.

Backlog

         The Company does not have a backlog of orders for its products in countries where the VidaMed TUNA System is sold and anticipates that it will continue to ship orders after their receipt. Accordingly, the Company does not anticipate that it will develop a significant backlog in the future.

Patents and Licenses

         The Company has been issued 42 United States patents and 40 foreign patents covering a method of prostate ablation using the VidaMed TUNA System and the design of the TUNA System. The Company currently has 16 patent applications pending in the United States and 49 corresponding patent applications pending in various foreign countries. In addition, the Company holds licenses to certain technology used in the TUNA System. There can be no assurance that the Company's issued United States patents, or any patents which may be issued as a result of the Company's applications, will offer any degree of protection. There can be no assurance that any of the Company's patents or patent applications will be challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets.

         The Company has been and may in the future be notified that it may be infringing patent or other proprietary rights. If infringement is established, the Company could be required to pay damages and be enjoined from selling the infringing products or practicing processes. Moreover, if the Company were unable to alter its products or processes to avoid the infringement claim, it might be required to obtain licenses and there can be no assurance that necessary licenses could be obtained on satisfactory terms, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Results of Operations" - "Dependence of Proprietary Technology" and "Intellectual Property Litigation Risks."

Employees

         As of December 31, 1998, the Company employed 88 individuals on a full-time basis. Of these, 84 were located in the United States and 4 in Europe. The Company also has several part-time employees and consultants. The Company's employees in Europe are covered under standard country services agreements providing severance pay of one to three months in the event of termination of employment without cause. None of the Company's employees is covered under collective bargaining agreements. The Company considers relations with its employees to be good. With the outsourcing of manufacturing, the headcount has been reduced to 68 as of February 1, 1999.

Additional Risk Factors

         Risk of Inadequate Funding. The Company expects its operating losses to continue as it continues to expend substantial funds for the expansion of sales and marketing activities, as well as ongoing clinical trials in support of regulatory and reimbursement approvals and research and development. The Company may be required to expend greater than anticipated funds if unforeseen difficulties arise in the marketing and sales of the VidaMed TUNA System, and in obtaining necessary regulatory and reimbursement approvals or in other aspects of the Company's business. Along with existing cash, cash equivalents, short-term investments and a line of credit together with cash generated from the future sale of products, the Company will likely require additional debt and/or equity financing. The Company's future liquidity and capital requirements will depend upon numerous factors, including actions relating to regulatory and reimbursement matters and the extent to which the VidaMed TUNA System gains market acceptance. Any additional financing, if required, may not be available on satisfactory terms or at all. Future equity financing would result in dilution to the holders of the Company's Common Stock.

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

Item 2 - PROPERTIES

         The Company's principal facility is located in Fremont, California. The Fremont facility, a 35,000 square foot facility, serves as corporate headquarters and is the primary location for research & development activities. The Fremont facility also has manufacturing space with clean-room capabilities that were used in 1998 and prior to the outsourcing of the disposable hand-piece manufacturing in early 1999 (see also Note 12 Subsequent Events included in Notes to Consolidated Financial Statements). The facility is leased through May 2002. The Company leases two other sales offices, located in Heathfield, England and Sydney, Australia.

         The company believes that its Fremont facility or similar space readily available in the Silicon Valley area will be sufficient to meet its future additional space requirements in the United States.

Item 3 - LEGAL PROCEEDINGS

         On May 20, 1997, VidaMed filed a complaint against Prosurg, Inc., in the United States District Court for the Northern District of California alleging that Prosurg Inc. infringed and induced others to infringe three VidaMed Patents, U.S. Patent Nos. 5,526,240, 5,531,676, and 5,531,677. On March 20, 1998, at the request of the parties, the Court dismissed without prejudice all claims relating to U.S. patent Nos. 5,531,676 and 5,531,677.

         On September 10, 1998, the Company entered into a settlement agreement with Prosurg Inc. in which Prosurg Inc. acknowledged that it had infringed and induced infringement of claim 1 of VidaMed's U.S. Patent 5,526,240 and acknowledged the validity of claim 1. In the settlement, Prosurg agreed not to use, sell or distribute Opal, Opal Flex, BEAP, or any other radio frequency interstitial therapy devices in the U.S. for the treatment of BPH. The settlement agreement also prevents Prosurg from asking, encouraging, aiding, abetting, or otherwise soliciting others to use its radio frequency therapy devices in the treatment of BPH in the U.S. As part of the settlement, Prosurg, with certain restrictions, will continue to sell radio frequency therapy devices in the international market place.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 1998.

                                     PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's Common Stock has been traded on the NASDAQ national market (ticker symbol VIDA) since June 1995. The number of stockholders of record of the Company's common stock at December 31, 1998 was approximately 288. The Company has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future. In addition, the Company is restricted by the terms of its loan agreement with Transamerica Business Credit Corporation from paying cash dividends without Transamerica's consent.

         The following table sets forth the high and low sales prices per share for the periods indicated, as reported by the NASDAQ national market. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns, or commissions, and may not necessarily reflect actual transactions.

                                   1998                          1997
      Quarter ended        High             Low         High             Low
      March 31             4 5/8            3           14              6 3/4
      June 30              5 3/8            3           9 1/2           4 3/4
      September 30         4 15/16          1           7 1/4           2 15/16
      December 31          3 3/16           11/16       7 11/16         3 13/16

Item 6 - SELECTED FINANCIAL DATA

Selected Financial Data

                                                                                  Years Ended December 31,
In thousands, except per share data                       1998             1997             1996            1995              1994
Net revenues                                           $  1,028         $  9,828         $  3,824         $  2,621         $  1,387
Net loss                                                (19,873)         (16,470)         (13,543)         (14,858)         (15,895)
Basic and diluted net loss per share                      (1.10)           (1.29)           (1.30)           (2.68)          (13.13)
Shares used in computing basic
      and diluted net loss per share                     18,133           12,786           10,382            5,545            1,211
Total assets                                             14,132           16,965           12,847           18,816            5,926
Long-term debt and
      capital lease obligations,
      less current portion                                1,785               22            1,305            2,757            1,820
Accumulated deficit                                     (88,219)         (68,346)         (51,876)         (38,333)         (23,475)
Stockholders' equity
      (Net capital deficiency)                            7,323            9,227            3,701            6,755           (1,048)


Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of VidaMed, Inc. ("VidaMed" or the "Company") should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included herein.

Overview

Since its inception in July 1992, VidaMed has been engaged in the design, development, clinical testing and manufacture of the VidaMed TUNA System for the treatment of symptoms associated with BPH. The Company commenced international sales of the VidaMed TUNA System in late 1993 and United States sales in October 1996. Revenues for the years ended December 31, 1998, 1997 and 1996 include license fees for distribution rights in Japan.

VidaMed anticipates that a substantial amount of its revenues from product sales in the future will be from sales in the United States. The Company received FDA clearance to market this system for the treatment of symptoms associated with BPH in the United States on October 8, 1996. The Company applied to the American Medical Association for a CPT code covering the TUNA Procedure. CPT code number 53852 relating to the TUNA Procedure is published in the Federal Register and is part of the Medicare Physician Fee Schedule as of calendar year 1998. VidaMed sells its products in the U.S. to individual and group urology practices and hospitals. The Company markets the VidaMed TUNA System through a network of four VidaMed sales managers, supported by both sales representatives and independent dealers in the U.S. Primarily a network of distributors, supported by VidaMed staff, cover other countries in Europe, Asia and South America.

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

Results of Operations

Net revenues for 1998 of $1.0 million decreased $8.8 million or 90% from $9.8 million in 1997. Revenues in 1997 increased 157% from $3.8 million in 1996. Adjusting for the impact of the delay in office-based Medicare reimbursement, the Company increased sales reserves by $2.7 million in the third quarter of 1998 so that net revenues for the year were $1.0 million. Excluding the sales reserve, revenues were $3.7 million in 1998, a decrease of $6.1 million or 62% from $9.8 million in 1997. The decrease in revenue for the year 1998 compared to 1997, is due to (i) license fees and an initial stocking order received in 1997 from our Japanese distributor following Japanese approval of the TUNA System, (ii) domestic office sales (as opposed to hospital sales) of the TUNA System in 1997 in anticipation of the purchase of TUNA Systems being Medicare reimbursable as a result of the Company's CPT Code becoming effective on January 1, 1998, (iii) an overall high sales volume in early 1997 to satisfy pent-up demand following the 1996 FDA approval of the VidaMed TUNA System, including a sale of 39 systems to Tenet HealthCare Systems in the first quarter of 1997, (iv) the difficulties experienced in 1998 obtaining Medicare reimbursement for TUNA Systems sold and TUNA Procedures performed in states which have not yet either approved Medicare coverage for the TUNA System, or have only approved coverage for hospital use of the TUNA System and (v) the $2.7 million sales reserve. The sales reserve is a direct result of sales efforts in the office-based and Ambulatory Surgery Center (ASC) markets, where VidaMed's TUNA System is uniquely suited, not providing the anticipated return due to the difficulties of Medicare reimbursement discussed above. Medicare coverage for supplies and devices in the office-based and ASC markets was delayed in mid-1998 due to Medicare announced Y2K problems. The ASC reimbursement program, which was expected to be effective January 1, 1999, is now unlikely to go into effect before mid-2000. As a result of Medicare coverage delays, the Company established the third quarter 1998 reserve for all office-based and ASC sales.

Current Medicare reimbursement for the TUNA hand piece and related equipment and supply costs extends only to procedures performed in a hospital. Reimbursement follows the "reasonable cost basis" method, whereby the hospital is reimbursed for its fully burdened costs for treating Medicare patients. As stated above, Medicare coverage for supplies and devices in the office-based and ASC markets is not expected to be effective in the near future. If the approval for Medicare reimbursement at the ASC level is not approved in the year 2000, this could result negatively towards the Company's future revenues.

VidaMed began 1998 with Medicare reimbursement available for hospital based procedures under CPT code 53852 in 4 states comprising 2% of the men over 50 years of age (TUNA's target patient population). By the 4th quarter of 1998, this expanded to 14 states, covering 17% of men over 50. While this has increased to 29 states and 51% of the over 50 male population in January 1999, including California and Florida, for the Company to achieve significant increases in sales volume, it may be necessary to obtain Medicare reimbursement approvals in all 50 states, or at least in all states with significant population centers, particularly since sales agreements with major healthcare providers are often on a national, or system-wide, basis. The Company has several initiatives underway to facilitate the Medicare reimbursement approval process, including working in cooperation with state Medicare Medical Directors and important technical bodies, such as the Blue Shield Technical Evaluation Committee, as well as ongoing publication of its long term clinical studies. There can be no assurance that the Company will receive additional Medicare reimbursement approvals in major states in a timely manner, and the failure to receive such approvals would have a material adverse effect on the business, financial condition and results of operations of the Company.

The increase in net revenues and product sales between 1997 and 1996 was the result of United States sales of the VidaMed TUNA System (VTS) Generator and Hand Piece. Of the $9.8 million in 1997 revenues, $8.0 million was attributable to U.S. product sales. Of the $3.8 million in 1996 revenues, $2.7 million was attributed to U. S. product sales, primarily in the fourth quarter following FDA clearance.

Cost of product sold in 1998 decreased to $3.1 million from $7.3 million in 1997. Cost of product sold in 1997 increased to $7.3 million from $3.7 million in 1996. Cost of product sold for 1997 includes a one-time charge of $2.1 million related to the closure of VidaMed's manufacturing facility in the United Kingdom. The increase in 1997 is due primarily to an increase in product sales. Due to the low sales in 1998, gross margin was negative $2.1 in 1998. Gross margin was positive $2.6 million in 1997 as a result of higher product sales. In 1996, the gross margin was relatively flat at a positive $145,000 due in part to high start-up costs and low sales with FDA approval late in the year.

Research and development expenses (R&D) include expenditures for regulatory compliance and clinical trials. Clinical trial costs consist largely of payments to clinical investigators, product for clinical trials, and costs associated with initiating and monitoring clinical trials. R&D expenses decreased 29% to $4.2 million in 1998 from $6.0 million in 1997, and increased 5% in 1997 from $5.7 million in 1996. The difference from the year ended 1998 to 1997, is primarily due to the investment in 1997 in development efforts on the VidaMed TUNA System RF generator, cost savings from the closure of the facility in the United Kingdom and with publication of clinical results, associated clinical trial costs were significantly reduced. The increase in 1997 when compared to 1996, is primarily due to the completion of the VidaMed TUNA System disposable product development in 1997.

Selling, general and administrative (SG&A) expenses increased 3% to $13.5 million in 1998 from $13.0 million in 1997, and 65% from $7.9 million in 1996. The increase in 1998 from 1997 was due primarily to the transition to a new chief executive officer and a realignment of the Company's critical sales positions with the addition of a new executive vice president of worldwide sales and marketing. Spending in SG&A in both periods included start-up and launch costs for the latest product releases and costs associated with the continued efforts to support domestic and international sales and costs to secure global reimbursement for the TUNA Procedure. During 1998, costs were incurred to enhance the existing sales and field reimbursement force. Costs incurred in 1997, including a co-op advertising agreement with Tenet Health System remain accrued (approximately $309,000) and available for programs at the individual Tenet hospitals as Medicare reimbursement is approved in the state where the Tenet hospitals are located. The increase in 1997 over 1996 is primarily due to increased sales and marketing expense incurred in the continuing product introduction of the VidaMed TUNA System in the U.S. Significant sales and marketing expenses included commissions, advertising expenses, trade shows and physician workshops.

Interest and other income increased to $523,000 in 1998 from $345,000 in 1997, and decreased from $659,000 when compared to 1996. The increase in 1998 is a result of increased investment balances from proceeds from private placements in 1998 and 1997. The decrease in 1997 is due to lower investment balances as the Company used the capital raised during VidaMed's initial public offering in 1995. Interest and other expense increased in 1998 to $587,000 from $359,000 in 1997, due to the addition of the bank line, the revolving credit line and the equipment term loan. The decrease in 1997, from $715,000 in 1996, was due to lower interest expense as a result of lower notes payable and capital lease balances.

VidaMed's results of operations have fluctuated in the past and may fluctuate in the future from year to year as well as from quarter to quarter. Revenues may fluctuate as a result of several factors, including actions relating to regulatory and reimbursement matters, results of clinical trials, the extent to which the TUNA System gains market acceptance, varying pricing promotions, volume discounts to customers, introduction of new products and the competitive introduction of alternative therapies for BPH. Operating expenses may fluctuate as a result of several factors, including the timing of expansion of sales and marketing activities, costs of clinical activities, R&D and SG&A expenses associated with the potential growth of VidaMed's organization. As a result of these factors there can be no assurance as to when or whether the Company will achieve profitability. If profitability is achieved, there can be no assurance such profitability will continue in the future.

Liquidity and Capital Resources

VidaMed has financed its operations primarily through the public and private sale of equity securities and, to a lesser extent, through borrowings, equipment lease financing, product sales, distribution rights fees and government grants. During each of the years ended December 31, 1998, 1997 and 1996, VidaMed consumed cash in operations of $17.9 million, $15.7 million and $13.3 million, respectively. The cash used in operations was due primarily to the expenses associated with the marketing and sale of the VidaMed TUNA System, R&D activities including clinical trials and increased SG&A expenses to support increased operations.

In January 1998, the Company entered into a financing agreement with Silicon Valley Bank, including a $1.5 million 42-month term loan to cover the cost of establishing the manufacturing facility in California and a $3.0 million working capital bank line.

In October 1998, the Company finalized a commitment for $5.5 million in new debt financing with Transamerica Technology Finance, a division of Transamerica Corporation. The facility is secured by essentially all of the Company's assets and consists of a revolving accounts receivable-based credit line of up to $3 million and a $2.5 million equipment term loan. As of December 31, 1998, the term loan had funded in full at a rate of 12% per year and replaced the open balance of the $1.5 million 42-month term loan with Silicon Valley Bank. Based on the accounts receivable balance as of December 31, 1998, the Company was eligible to borrow, and has borrowed, $115,000 against the revolving accounts receivable-based credit line at a rate of 9.75% per year. The revolving credit line has a minimum interest payment of $96,000 per year. In conjunction with the financing, Transamerica received a 5-year warrant to purchase 55,000 shares of VidaMed common stock at a price of $0.89 per share.

At December 31, 1998 the Company's cash and cash equivalents increased $1.4 million to $9.4 million, compared to $8.0 million at December 31, 1997. The increase is due primarily to a private sale of the Company's securities in 1998 totaling approximately $16.7 million offset by operating expenses.

VidaMed believes that the Transamerica financing, combined with its current capital resources and cash generated from the sale of products, will be sufficient to enable the Company to meet its operating and capital requirements during the fiscal year ending December 31, 1999. Its ability to fund operating and capital requirements assumes revenues to double over 1998 levels based on new sales and marketing programs focussing on usage rather than capital equipment sales. (As of February 1999, the Company is achieving its U.S. usage plan and world-wide revenue plan. However, there can be no assurance that the goals established under such plans will continue to be achieved.) The Company's existing inventory of generators is sufficient to support this program without an immediate need to incur costs associated with manufacturing additional generators. Funds currently available for operations and capital requirements could become insufficient, however, if the product is not accepted in the marketplace and the Company is not able to achieve its usage and revenue plan. Further, the Company's plans assume reimbursement by additional key states during 1999. Delays of Medicare coverage in these key states or other reasons could also cause the Company's sales to fall below projections, and if expenses exceed budgeted amounts, the Company would require additional funding. In summary, the Company may be required to expend greater than anticipated funds if unforeseen difficulties arise in the marketing and sales of the VidaMed TUNA System, in obtaining necessary regulatory and reimbursement approvals or in other aspects of the Company's business. In such case, the Company will likely require additional debt and/or equity financing. There can be no assurance that additional financing, if required, will be available on satisfactory terms or at all. Future equity financing would result in dilution to the holders of the Company's Common Stock. If financing were not available, management would need to reevaluate and revise current operating plans as well as reduce spending in general. Should such a situation arise, management has formulated a contingent operating plan, which management believes is achievable, to sustain the Company's operations at least through the end of 1999.

Impact of Year 2000

Many currently installed computer systems and software products are coded to accept, store, or report only two digit year entries in date code fields. Beginning in the Year 2000 (Y2K), these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. The Y2K issue is a result of these programs being written with two digits instead of four. As a result, computer systems and software used by companies, including VidaMed, Inc. and its vendors and customers, will need to comply with the Y2K requirements. The Company presently believes that as a byproduct of normal business system modifications and upgrades and the short length of time the Company has been in operation, the Y2K issue should not have a material effect on the Company's current financial position, liquidity or results of operations. However, this does not completely prevent the possibility of problems arising related to the Y2K that could have a material impact on operations of the Company.

The Company is aware of the Y2K issue and has been proactive in addressing the issue internally and externally. The Company's primary software system is currently Y2K compliant. The Company does not depend on in-house custom systems and generally purchases off the shelf software from reputable vendors who have tested their software for Y2K compliance. The Y2K issue is being considered for all future software purchases. Although the Company believes the Y2K issue will not pose material operational problems for its computer systems, there can be no assurance that problems arising from the Y2K issue will be completely eliminated.

The Company is evaluating significant suppliers and large customers systems to determine the extent to which the Company's interface with these systems is vulnerable to the Y2K issue. This process is in progress and should be completed by early 1999. Preliminarily, the Company has determined that Medicare coverage for supplies and devices in the office-based and ASC markets was delayed in mid-1998 due to Medicare announced Y2K problems. The ASC reimbursement program, which was expected to be effective January 1, 1999 is now likely to go into effect before mid-

2000, at which time, office-based payments will begin their three year phase-in. As a result of Medicare coverage delays, the Company established a $2.7 million reserve in the third quarter of 1998 for all office-based and ASC sales

VidaMed's products are Y2K compliant and are able to operate in the Year 2000 and beyond. The Y2K issue is relevant to the hardware and software used in the TUNA System generator. There are two processors used in the generator. One processor does not have date sensitivity and the other is a motherboard assembly running Microsoft's Windows 95 Operating system. With regard to Windows 95 Operating system being Y2K compliant, Microsoft wrote in a letter dated
September 10, 1996, to the U.S. House of Representatives stating that, "All Microsoft's operating systems (MS-DOS, Windows 3.x, Windows 95, and Windows NT) can handle files created up to the year 2108."

The Company has not and does not expect to have material costs associated with the Y2K issues.

The Company believes it has an effective program in place to resolve Y2K issues in a timely manner. The Company also has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies. In the event that the Company does not completely resolve all of the Y2K issues, the Company's business operations could be adversely affected, although the resulting costs and loss of business cannot be reasonably estimated at this time.

Restructuring Accrual

In September 1997, VidaMed announced a restructuring program designed to reduce costs and improve operating efficiencies by closing the company's U.K. manufacturing facility. The charge in 1997 was $2.1 million recorded in Cost of Products Sold. The remaining accrual balance as of December 31, 1998 is $252,000 and consists mainly of a grant repayment due over the next twelve months. See also Footnote 10 to the financial statements.

Factors Affecting Results of Operations

Limited Operating History; History of Losses and Expectation of Future Losses; Fluctuations in Operating Results. The Company has a limited history of operations. Since its inception in July 1992, the Company has been primarily engaged in research and development of the VidaMed TUNA System. The Company has experienced significant operating losses since inception and, as of December 31, 1998, had an accumulated deficit of $88.2 million.

The development and commercialization by the Company of the TUNA System and other new products, if any, will require substantial product development, clinical, regulatory, marketing and other expenditures. The Company expects its operating losses to continue as it continues to expend substantial resources in expanding marketing and sales activities, funding clinical trials in support of regulatory and reimbursement approvals and research and development. There can be no assurance that the TUNA System will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. As a result, there can be no assurance that the Company will achieve or sustain profitability in the future. Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including actions relating to regulatory and reimbursement matters, progress of clinical trials, the extent to which the TUNA System gains market acceptance, varying pricing promotions and volume discounts to distributors, introduction of alternative therapies for BPH and competition.

Uncertainty of Market Acceptance. VidaMed's TUNA Procedure represents a new therapy for BPH, and there can be no assurance that the TUNA System will gain any significant degree of market acceptance among physicians, patients and health care payors, even if necessary international and United States reimbursement approvals are obtained. Physicians will not recommend the TUNA Procedure unless they conclude, based on clinical data and other factors, that it is an attractive alternative to other methods of BPH treatment, including more established methods such as TURP and drug therapy. In particular, physicians may elect not to recommend the TUNA Procedure until such time, if any, as the duration of the relief provided by the procedure has been established. Broad use of the TUNA System will require the training of numerous physicians, and the time required to complete such training could result in a delay or dampening of market acceptance. Even with the clinical efficacy of the TUNA Procedure established, physicians may elect not to recommend the procedure unless acceptable reimbursement from health care payors is available. Health care payor acceptance of the TUNA Procedure will require evidence of the cost effectiveness of TUNA as compared to other BPH therapies, which will depend in large part on the duration of the relief provided by the TUNA Procedure. A thorough analysis of multi-year patient follow-up data will be necessary to assess the durability of the relief provided by TUNA therapy. Patient acceptance of the procedure will depend in part on physician recommendations as well as other factors, including the degree of invasiveness and rate and severity of complications associated with the procedure as compared to other therapies.

Uncertainty Relating to Third Party Reimbursement. The Company's success will be dependent upon, among other things, its ability to obtain satisfactory reimbursement from health care payors for the TUNA Procedure. In the United States and in international markets, third party reimbursement is generally available for existing therapies used for treatment of BPH. In the United States, third party reimbursement for the TUNA Procedure will be dependent upon decisions by the local Medicare Medical Directors to provide coverage for the TUNA Procedure based on the CPT codes, as well as by individual health maintenance organizations, private insurers and other payors.

Reimbursement systems in international markets vary significantly by country. Many international markets have governmentally managed health care systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as governmentally managed systems.

Regardless of the type of reimbursement system, the Company believes that physician advocacy of the VidaMed TUNA System will be required to obtain reimbursement. Availability of reimbursement will depend not only on the clinical efficacy and direct cost of the TUNA Procedure, but also on the duration of the relief provided by the procedure. In the United States, TUNA Procedures are currently being reimbursed by certain private payors. However, due to the age of the typical BPH patient, Medicare reimbursement is particularly critical for widespread market acceptance of the TUNA Procedure in the United States. CPT code number 53852, covering the physician fee component of the TUNA Procedure, was included in the 1998 edition of CPT codes, which became effective January 1, 1998. If adopted by local Medicare Medical Directors, this code should enhance the reimbursement process for physicians performing the VidaMed TUNA Procedure in an outpatient hospital environment. During 1998, the CPT code was active in less than half the states. Further, national Medicare reimbursement of TUNA Procedure costs in an office setting at an adequate level will require completion by the Health Care Financing Administration ("HCFA") of a review of the cost and efficacy of the TUNA Procedure. Reimbursement in both the office-based and ASC systems are currently delayed while Medicare reviews its Y2K compliance issues. Due to this situation, there can be no assurance that office-based and ASC systems will generate significant revenue for the Company in the United States until this issue is resolved. In addition, there can be no assurance that reimbursement will be available in international markets, under either governmental or private reimbursement systems at adequate levels, or that physicians will support reimbursement for the VidaMed TUNA Procedure. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors, including in particular outpatient hospital Medicare reimbursement in the United States, or adverse changes in governmental and private third party payors' policies toward reimbursement for procedures employing the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations.

Competition and Technological Advances. Competition in the market for treatment of BPH comes from invasive therapies, such as TURP, and noninvasive courses of action, such as drug therapy and watchful waiting. Competition in the market for minimally invasive devices to treat BPH has increased significantly and is expected to continue to be intense. Johnson and Johnson's Indigo System received FDA clearance for United States commercial sales of an interstitial laser system for BPH treatment in 1997 and Boston Scientific Corporation holds U.S. and European distribution rights for a microwave system for BPH treatment manufactured by Urologix. The above mentioned Company's competitors have significantly greater financial resources which allows them to have greater technical, research, marketing, sales, distribution and other resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective or commercially attractive than any which are being developed by the Company. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations.

Any product developed by the Company that gains regulatory approval would have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company can develop products, complete clinical testing and regulatory approval processes, gain reimbursement acceptance and supply commercial quantities of the product to the market are expected to be important competitive factors. The Company expects that competition in the BPH field will also be based, among other things, on the ability of the therapy to provide safe, effective and lasting treatment, cost effectiveness of the therapy, physician, health care payor and patient acceptance of the procedure, patent position, marketing and sales capability, and third party reimbursement policies.

Government Regulation. The FDA under the Federal Food, Drug, and Cosmetic Act ("FDC Act") regulates the Company's TUNA System in the United States as a medical device. Pursuant to the FDC Act, the FDA regulates the manufacture, distribution and production of medical devices in the United States. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant approval for devices, and criminal prosecution. Medical devices are classified into one of three classes, class I, II or III, on the basis of the controls necessary to reasonably ensure their safety and effectiveness. The safety and effectiveness can be assured for class I devices through general controls (e.g., labeling, pre-market notification and adherence to GMPs) and for class II devices through the use of special controls (e.g., performance standards, post-market surveillance, patient registries, and FDA guidelines). Generally, class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices).

Before a new device can be introduced  into the market,  the  manufacturer  must generally obtain FDA clearance through either a 510(k) notification or a pre-market approval ("PMA"). A 510(k) clearance will be granted if the submitted data establishes that the proposed device is "substantially equivalent" to a legally marketed class I or II medical device, or to a class III medical device for which the FDA has not called for a PMA. The FDA may determine that the proposed device is not substantially equivalent, or that additional data is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional data, could delay the market introduction of new products that fall into this category and could have a materially adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will obtain 510(k) clearance for any device for which it files a future 510(k) notification. Furthermore, there can be no assurance that the Company will not be required to submit a PMA application for any device, which it may develop in the future. For any of the Company's products that are cleared through the 510(k) process, including the Company's TUNA System, modifications or enhancements that could significantly affect safety or efficacy will require new 510(k) submissions.

Sales of medical devices outside the United States are subject to regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. VidaMed has received regulatory approvals where required for commercial sale of the TUNA System in all major international markets. The Company has received certifications that allow the Company to affix the CE mark to the VidaMed TUNA System, permitting the Company to commercially market and sell the TUNA System in all countries of the European Economic Area. The Fremont facility is currently qualified under FDA good manufacturing practice regulations and under ISO 9000 standards. In order to maintain these approvals, the Company is subject to periodic inspections. Additional product approvals from foreign regulatory authorities may be required for international sale of the Company's general electrosurgical device for which a FDA 510(k) notification has been filed. Failure to comply with applicable regulatory requirements can result in loss of previously received approvals and other sanctions and could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's distributor in Japan, Century Medical, Inc., is responsible for management of clinical trials and obtaining regulatory and reimbursement approval for the TUNA System. Such regulatory approval was received from the Japanese Ministry of Health and Welfare in July 1997 for the previous generation product, while the new generator and PROVu system are currently in the approval process. Failure to obtain timely approval of PROVu and the new generator or obtain market acceptance for the TUNA Procedure in Japan could preclude the commercial viability of the Company's products in Japan and could have a material adverse effect on the Company's business, financial condition and results of operations.

Limited Manufacturing Experience; Scale-Up Risk; Product Recall Risk. VidaMed purchases components used in the TUNA System from various suppliers and relies on single sources for several components. The Company has limited experience in manufacturing its products in commercial quantities in the U.S.A. Delays associated with any future component shortages, particularly as the Company scales up its manufacturing activities in support of commercial sales, could have a material adverse effect on the Company's business, financial condition and results of operations.

Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, product recalls, quality control and assurance, component supply and lack of qualified personnel. As the Company has begun outsourcing the manufacture of the disposable cartridge, such difficulties could arise, resulting in a material adverse effect on its business, financial condition and results of operations.

Any  products  manufactured  or  distributed  by  the  Company  pursuant  to FDA clearances or approvals are subject to pervasive and continuing regulation by FDA including record keeping requirements and reporting of adverse experience with the use of the device. The Company's manufacturing facilities are subject to periodic inspection by FDA, certain state agencies and foreign regulatory agencies. VidaMed requires that its key suppliers comply with International Standards for production of medical devices, and assures through detailed, in-depth audits, that the Company's suppliers meet both recognized standards and the Company's own stringent quality standards. The Company's two key manufacturing subcontractors are ISO9001/EN46001 certified. However, failure of VidaMed or its suppliers to comply with regulatory requirements could have a material adverse effect on the Company's business. There can be no assurance that the Company will not be required to incur significant costs to comply with laws and regulations in the future or that laws or regulations will not have a material adverse effect upon the Company's business.

Uncertainty Regarding Patents and Protection of Proprietary Technology. The Company's success depends in part on the establishment and maintenance of proprietary technologies. The Company relies on a combination of patent, copyright and trade secret law to protect the technology in its products. The Company holds numerous U.S. and foreign patents and patent applications relating to its products. There can be no assurance that the steps taken by the Company to protect its technology will be adequate to prevent misappropriation of its technology by third parties, or that third parties will not be able independently to develop similar technology.

Intellectual Property Litigation Risks. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. The Company is aware of patents held by other participants in the BPH market, and there can be no assurance that the Company will not in the future become subject to patent infringement claims and litigation or United States Patent and Trademark Office ("USPTO") interference proceedings. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others.

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

Rights to Founder's Inventions Limited to Urology. The proprietary information agreement between the Company and Stuart D. Edwards, one of the Company's founders, obligates Mr. Edwards to assign to the Company his inventions and related intellectual property only in the field of urology. Mr. Edwards has assigned to Rita Medical Systems, Inc. ("RITA") his inventions in the cancer field. Mr. Edwards has conceived of, and may continue to conceive of, various medical device product concepts for other fields outside of urology, including certain product concepts for the treatment of snoring and sleep apnea that have been assigned to an unrelated third party and certain product concepts in the gynecology field that have been licensed to another unrelated third party. Such party also has an option to purchase all future technology developed by Mr. Edwards in the gynecology field. Product concepts outside of urology developed by Mr. Edwards will not be owned by or commercialized through VidaMed, and VidaMed will have no rights or ownership interests with respect thereto.

Risks Relating to RITA. The Company has entered into a cross license agreement with RITA, formerly ZoMed International, Inc. Under the cross license, RITA has the right to use VidaMed technology in the cancer field and VidaMed has the right to use RITA technology in the treatment of Urological diseases and disorders. The cross license between VidaMed and RITA allows both companies to develop products for treatment of prostate cancer and cancers of the lower urinary tract, and VidaMed and RITA may therefore become competitors in this field.

Product Liability Risk; Limited Insurance Coverage. The business of the Company entails the risk of product liability claims. Although the Company has not experienced any product liability claims to date, any such claims could have an adverse impact on the Company. The Company maintains product liability insurance and evaluates its insurance requirements on an ongoing basis. There can be no assurance that product liability claims will not exceed such insurance coverage limits or that such insurance will be available on commercially reasonable terms or at all.


ITEM 7 A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                            VidaMed, Inc.
                                                     Consolidated Balance Sheets
                                          (In thousands except share and per share amounts)

                                                                                                               December 31,
                                                                                                         1998                1997
                                                                                                       --------            --------
Assets
Current Assets:
     Cash and cash equivalents                                                                         $  9,384            $  8,026
     Accounts receivable, net of allowance (1998-$3,540, 1997-$1,059)                                       228               3,644
     Inventory                                                                                            1,228               1,512
     Amount prepaid to contract manufacturer                                                                724                 250
     Other current assets                                                                                   455                 680
                                                                                                       --------            --------
           Total current assets                                                                          12,019              14,112

Property and equipment, net                                                                               1,797               2,647
Other assets, net                                                                                           316                 206
                                                                                                       --------            --------
           Total assets                                                                                $ 14,132            $ 16,965
                                                                                                       ========            ========

Liabilities and stockholders' equity
Current liabilities:
     Notes payable, current portion                                                                    $    764            $    480
     Accounts payable                                                                                       338               1,536
     Accrued professional fees                                                                              317                 559
     Accrued clinical trial costs                                                                           431                 372
     Accrued and other liabilities                                                                        2,362               2,311
     Accrued advertising costs                                                                              309                 309
     Accrued interest payable                                                                              --                   422
     Restructuring accrual                                                                                  252               1,000
     Current portion of long-term debt and obligations
                under capital leases                                                                         22                 116
     Deferred revenue                                                                                       229                 611
                                                                                                       --------            --------
           Total current liabilities                                                                      5,024               7,716

     Notes payable and capital leases, long-term portion                                                  1,785                  22

     Commitments

Stockholders' equity:
     Preferred stock, $.001 par value; issuable
           in series, 5,000,000 shares
           authorized; none outstanding at December
           31, 1998 and 1997
     Common stock, $.001 par value, 30,000,000 shares authorized;
           19,926,656 and 15,203,401 shares issued and
           outstanding at December 31, 1998
           and 1997, respectively                                                                            20                  15
     Additional paid-in-capital                                                                          95,727              77,789
     Notes receivable from stockholders                                                                    (205)               (205)
     Deferred compensation                                                                                 --                   (26)
     Accumulated deficit                                                                                (88,219)            (68,346)
                                                                                                       --------            --------
           Total stockholders' equity                                                                     7,323               9,227
                                                                                                       --------            --------
           Total liabilities and stockholders' equity                                                  $ 14,132            $ 16,965
                                                                                                       ========            ========


                                                              See accompanying notes.


                                                            VidaMed, Inc.
                                                Consolidated Statements of Operations
                                          (In thousands except share and per share amounts)


                                                                                           Years Ended December 31,

                                                                             1998                   1997                   1996
                                                                         ------------           ------------           ------------
Revenues:
     Product sales, net                                                  $        589           $      9,065           $      3,510
     License fees, grant and other revenue                                        439                    763                    314
                                                                         ------------           ------------           ------------
     Net revenues                                                               1,028                  9,828                  3,824
                                                                                                                       ------------


Cost of Products Sold                                                           3,130                  7,261                  3,679
                                                                         ------------           ------------           ------------
    Gross Profit (loss)                                                        (2,102)                 2,567                    145
                                                                                                                       ------------


Operating Expenses:
     Research and development                                                   4,241                  6,003                  5,742
             Selling, general and administrative                               13,466                 13,020                  7,890
                                                                         ------------           ------------           ------------
Total operating expenses                                                       17,707                 19,023                 13,632
                                                                         ------------           ------------           ------------
Loss from operations                                                          (19,809)               (16,456)               (13,487)


Interest and other income                                                         523                    345                    659
Interest and other expense                                                       (587)                  (359)                  (715)
                                                                         ------------           ------------           ------------
Net loss                                                                 $    (19,873)          $    (16,470)          $    (13,543)
                                                                         ============           ============           ============
Basic and diluted net loss per share                                     $      (1.10)          $      (1.29)          $      (1.30)
                                                                         ============           ============           ============
Shares used in computing basic and diluted
       net loss per share                                                  18,133,000             12,786,000             10,382,000
                                                                         ============           ============           ============



                                                       See accompanying notes.

                                                            VidaMed, Inc.
                                                 Statements of Stockholders' Equity
                                        For the Years Ended December 31, 1998, 1997 and 1996


                                                                       Notes                              Accumulated
                                              Additional   Common    Receivable                             Other          Total
                                       Common   Paid-In     Stock      From      Deferred    Accumulated Comprehensive Stockholders'
                                        Stock   Capital    Warrant Stockholders Compensation    Deficit     Income        Equity
                                        -------------------------------------------------------------------------------------------
Balances at December 31, 1995                9    45,373      --         (85)      (219)       (38,333)        10          6,755
Exercise of options to purchase 236,013   --        --        --        --         --             --         --             --
  shares of common stock                  --         491      --        (120)      --             --         --              371
Issuance of 59,716 shares of common       --        --        --        --         --             --         --             --
stock under the employee stock
  purchase plan                           --         355      --        --         --             --         --              355
Conversion of convertible notes into
common stock                              --        --        --        --         --             --         --             --
  Common Stock                               2     9,676      --        --         --             --         --            9,678
Amortization of deferred compensation     --        --        --        --           96           --         --               96
Net loss                                  --        --        --        --         --          (13,543)      --          (13,543)
Unrealized investment loss                --        --        --        --         --             --          (11)           (11)
                                                                                                                         -------
Total comprehensive loss                  --        --        --        --         --             --         --          (13,554)
                                        -------------------------------------------------------------------------------------------

Balances at December 31, 1996               11    55,895         0      (205)      (123)       (51,876)        (1)         3,701
Exercise of options to purchase 96,106    --        --        --        --         --             --         --             --
  shares of common stock                  --         251      --        --         --             --         --              251
Issuance of 4,157,814 shares of common    --
stock, net of offering costs
  of $774,000                                4    21,552      --        --         --             --         --           21,556
Issuance of 21,039 shares of common       --        --        --        --         --             --         --             --
  stock under the employee stock
  purchase plan                           --          91      --        --         --             --         --               91
Amortization of deferred compensation     --        --        --        --           97           --         --               97
Net loss                                  --        --        --        --         --          (16,470)      --          (16,470)
Unrealized investment gain                --        --        --        --         --             --            1              1
                                                                                                                         -------
Total comprehensive loss                  --        --        --        --         --             --         --          (16,469)
                                        -------------------------------------------------------------------------------------------

Balances at December 31, 1997               15    77,789         0      (205)       (26)       (68,346)         0          9,227
Exercise of options to purchase 36,386    --        --        --        --         --             --         --             --
  shares of common stock                  --          83      --        --         --             --         --               83
Issuance of 53,970 shares of common       --        --        --        --         --             --         --             --
  stock under the employee stock
  purchase plan                           --         195      --        --         --             --         --              195
Issuance of 4,340,004 shares of common    --        --        --        --         --             --         --             --
   stock, net of offering costs
   of $639,000                               5    16,712      --        --         --             --         --           16,717
Issuance of 292,895 shares of new
  common stock                            --         948      --        --         --             --         --              948
Amortization of deferred compensation     --        --        --        --           26           --         --               26
Net loss                                  --        --        --        --         --          (19,873)      --          (19,873)
                                                                                                                         -------
Total comprehensive loss                  --        --        --        --         --             --         --          (19,873)
                                        -------------------------------------------------------------------------------------------
Balances at December 31, 1998               20    95,727         0      (205)         0        (88,219)         0          7,323
                                        ============================================================================================

                                              See accompanying notes



                                                            VidaMed, Inc.
                                                Consolidated Statements of Cash Flows
                                                           (In thousands)

                                                                                                    Years Ended December 31,
                                                                                                    ------------------------
                                                                                               1998            1997           1996
                                                                                             --------       --------       --------
Cash flows from operating activities:
     Net loss                                                                                $(19,873)      $(16,470)      $(13,543)
     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                        1,489          1,369          1,444
           Other                                                                                 --             --               26
           Changes in assets and liabilities:
               Accounts receivable                                                              3,416         (1,231)        (2,285)
               Inventory                                                                          284            (65)          (102)
               Other current assets                                                               225            (15)          (156)
               Prepaid contract manufacturer                                                     (474)          (250)          --
               Other assets                                                                      (110)             2             27
               Accounts payable                                                                (1,198)           290            759
               Accrued professional fees                                                         (242)            61            161
               Accrued clinical trial costs                                                        59           (610)             4
               Accrued interest payable                                                          (422)           143            150
               Accrued advertising costs                                                         --             (309)          --
               Accrued restructuring cost                                                        (748)         1,000           --
               Accrued and other liabilities                                                       51            152            551
               Deferred revenue                                                                  (382)           241           (312)
                                                                                             --------       --------       --------
Net cash used in operating activities                                                         (17,925)       (15,692)       (13,276)
                                                                                             --------       --------       --------

Cash flows from investing activities:
     Expenditures for property and equipment                                                     (639)        (1,757)          (693)
     Purchases of short-term investments                                                         --             --          (11,788)
     Proceeds from maturities of short-term investments                                          --            1,977         17,810
                                                                                             --------       --------       --------
     Net cash provided by (used in)  investing activities                                        (639)           220          5,329
                                                                                             --------       --------       --------

Cash flows from financing activities:
     Principal payments under capital leases                                                     (104)          (474)          (693)
     Principal payments of long-term debt                                                         (12)          (741)           (22)
     Principal payments of notes payable                                                       (2,046)        (1,064)        (3,650)
     Net proceeds from issuance of long-term debt                                                --             --              100
     Net proceeds from issuance of notes payable
         and convertible notes                                                                  4,115           --            9,678
     Net cash proceeds from issuance of common stock                                           17,969         21,898            726
                                                                                             --------       --------       --------
Net cash provided by financing activities                                                      19,922         19,619          6,139
                                                                                             --------       --------       --------

Net increase (decrease) in cash and cash equivalents                                            1,358          4,147         (1,808)
Cash and cash equivalents at the beginning
  of the period                                                                                 8,026          3,879          5,687
                                                                                             --------       --------       --------
Cash and cash equivalents at the end of the period                                           $  9,384       $  8,026       $  3,879
                                                                                             ========       ========       ========
Supplemental schedule of noncash investing and financing activities:
Issuance of common stock for notes receivable                                                $   --         $   --         $    120
                                                                                             --------       --------       --------
Supplemental disclosure of cash flows information:
Cash paid for interest                                                                       $    309       $    654       $    711
                                                                                             --------       --------       --------


                                                       See accompanying notes.

                                  VIDAMED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1998, 1997 and 1996

1.  Organization and Summary of Significant Accounting Policies

Organization and Business

VidaMed, Inc. (the "Company" or "VidaMed") was founded as a California corporation on July 9, 1992 and reincorporated in Delaware in June 1995. The Company designs, develops, manufactures and markets technologically and clinically advanced, cost effective devices for urology applications. The Company's initial focus is the treatment of BPH. The Company commenced manufacturing production and product sales in 1993. In the United States, the Company sells its products to urologists, surgery centers and hospitals. Outside of the United States, the Company sells its products primarily to international distributors who resell to physicians and hospitals.

Liquidity

In the course of its operations, the Company has sustained losses and expects such losses to continue as it proceeds to expend substantial funds primarily for the expansion of sales and marketing activities. VidaMed believes that its current capital resources and cash generated from the sale of products combined with, the recent Transamerica financing, (see Note 4) will be sufficient to enable the Company to meet its operating and capital requirements during the fiscal year ending December 31, 1999. Its ability to fund operating and capital requirements assumes revenues to double over 1998 levels based on new sales and marketing programs focusing on usage rather than capital equipment sales. The Company's existing inventory of generators is sufficient to support this program without an immediate need to incur costs associated with manufacturing additional generators. Funds currently available for operations and capital requirements could become insufficient, however, if the product is not accepted in the marketplace and the Company is not able to achieve its usage and revenue plan. Further, the Company's plans assume reimbursement by additional key states during 1999. Delays of Medicare coverage in these key states or other reasons could also cause the Company's sales to fall below projections, and if expenses exceed budgeted amounts, the Company would require additional funding. In summary, the Company may be required to expend greater than anticipated funds if unforeseen difficulties arise in the marketing and sales of the VidaMed TUNA System, in obtaining necessary regulatory and reimbursement approvals or in other aspects of the Company's business. In such a case, the Company will likely require additional debt and/or equity financing. There can be no assurance that additional financing, if required, will be available on satisfactory terms or at all. Future equity financing would result in dilution to the holders of the Company's Common Stock. If financing were not available, management would need to reevaluate and revise current operating plans as well as reduce spending in general. Should such a situation arise, management has formulated a contingent operating plan, which management believes is achievable, to sustain the Company's operations at least through the end of 1999.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of VidaMed and its wholly owned subsidiaries after elimination of inter-company balances and transactions.

Revenue Recognition and Concentration of Credit Risk

Generally, revenue from product sales is recognized at the time of shipment, net of allowances for discounts and estimated returns which is also provided for at the time of shipment. Deferred revenue for warranty contracts are recognized over the contract period.

Revenue derived from the granting of distribution rights is recognized on a straight-line basis over the term of the distribution agreements. At December 31, 1998, 1997 and 1996, the Company had deferred a total of $229,000, $267,000 and $467,000, respectively, of revenue from the granting of such distribution rights.

By policy, the Company limits similar types of investments and diversifies investing activities utilizing several investment agencies.

The Company currently sells its products to urologists and hospitals in the United States and to distributors elsewhere in the Americas, Europe and the Pacific Rim. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. During the third quarter of 1998, the Company recorded a sales reserve of $2.7 million due to the delays in Medicare reimbursement related to its sales efforts in the office-based and ASC markets, where VidaMed's TUNA System is uniquely suited, not providing the anticipated return.

For the year ended December 31, 1998, one customer represented 50% of the Company's net revenues. For the years ended December 31, 1997 and 1996, no customer represented more than 10% of the Company's net revenues.

As of December 1998, the Company had a prepaid materials balance of $724,000 with Telo Electronics, Inc., who is responsible for the manufacturing of the VidaMed Generator. The Company had $762,000 and $3,557,000 in purchases from Telo Electronics, Inc. in the years ended December 31, 1998 and 1997, respectively.

Grant Revenue

In July 1993, the Company entered into an agreement with the Department of Trade and Industry of the United Kingdom, pursuant to which the Company's U.K. subsidiary was entitled to a grant not exceeding (pound)750,000 for the establishment of a facility to develop and manufacture medical devices in Plymouth, England. As part of the U.K. facility shutdown, the grant is being repaid at a value of (pound)225,000 or approximately $340,000. See also Note 10.

Warranty Costs

The Company provides at the time of sale for the estimated cost of replacing and repairing products under warranty. The warranty period ranges from 90 days to one year depending upon the component. Because of the length of the warranty period, adjustments to the originally recorded provisions may be necessary from time to time.

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market value. Inventories consist of the following (in thousands):

                                                                December 31,
                                                       -------------------------
                                                        1998               1997
                                                        ----               ----
Raw materials ............................             $  404             $  261
Work in process ..........................                261                 90
Finished goods ...........................                563              1,161
                                                       ------             ------
                                                       $1,228             $1,512
                                                       ======             ======

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the respective assets, which range from three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life or the remaining life of the lease.

         Property and equipment consists of the following (in thousands):

                                                              December 31,
                                                        ------------------------
                                                          1998            1997
                                                        -------         -------
 Furniture and fixtures ........................        $   464         $   457
 Machinery and equipment .......................          3,624           3,445
 Computer equipment and software ...............          1,250             901
 Leasehold improvements ........................          1,044             972
                                                          6,382           5,775
Less accumulated depreciation and
   amortization ................................         (4,585)         (3,128)
                                                        -------         -------
                                                        $ 1,797         $ 2,647
                                                        =======         =======

Property and equipment includes approximately $22,000 and $1,895,000 recorded under capital leases at December 31, 1998 and 1997, respectively. Accumulated amortization relating to leased assets totaled approximately $77,000 and $1,813,000 at December 31, 1998, and 1997, respectively.

Stock Based Compensation

In October 1995, the Financial Accounting Standards Board issued "Accounting for Stock-Based Compensation" (Statement 123). Statement 123 is effective for fiscal years beginning after December 15, 1995. Under Statement 123, stock-based compensation expense to employees is measured using either the intrinsic-value method as prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," or the fair-value method described in Statement 123. As allowed by Statement 123, the Company has chosen the intrinsic-value method as prescribed by APB 25 and will disclose the pro forma impact of the fair-value method on net income and earnings per share. See Note 7 for additional information on stock based compensation. There is no effect of adopting the standard on VidaMed's financial position or results of operations.

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

Reporting Comprehensive Income (Loss)

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported in shareholders' equity, to be included in other comprehensive income (loss). Prior year financial statements have been reclassified to conform to the requirements of the Statement 130. There was no impact from the adoption on the Company's financial position or results of operations.

Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. Common equivalent shares are excluded from the computation, as their effect is anti-dilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (Statement 128). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously named fully diluted earnings per share. All loss per share amounts have been presented and, where appropriate, restated to conform to the Statement 128 requirement. As the Company incurred loses from operations in each of the three years in the period ended December 31, 1998, there is no difference between basic and diluted loss per share amounts for these years.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information

Effective January 1, 1998, the Company adopted Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Theadoption of Statement 131 had no significant effect on results of operations or the financial position of the Company.

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), which is required to be adopted for the year ending December 31, 2000. Management does not anticipate that the adoption of Statement 133 will have a significant effect on results of operations or the financial position of the Company.

2.       Fair Market Value of Financial Instruments

The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents. The Company invests its excess cash in deposits with banks. Short-term investments consist of commercial paper and government securities with remaining maturities at the date of purchase of greater than 90 days and less than one year.

The Company accounts for marketable investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (Statement 115). Under Statement 115, management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value at quoted market prices. Unrealized gains and losses are reported as a separate component of accumulated comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income or interest expense respectively. The cost of securities sold is based on the specific identification method. Interest earned on securities classified as available-for-sale is included in interest income.

As of December 31, 1998 and 1997, the Company had U. S. government securities and commercial paper available for sale at a fair market value of approximately $8,383,000 and $7,273,000, respectively, with no gross unrealized gains or losses. As of December 31, 1998 and 1997, all available-for-sale securities are recorded as cash equivalents as the maturities of the investments at the date of purchase are less than 90 days. For the years ended December 31, 1998, 1997 and 1996, gross realized gains and losses on sales were immaterial.

The fair market value of the long-term debt approximates its carrying value based on an assessment of maturity, the variable interest rates and the incremental borrowing rate for similar debt.

3.       Related Party Transactions

The Company has cross licensed technology with RITA Medical Systems (RITA), formerly known as ZoMed International, Inc., a privately-held development stage company founded by certain of the Company's founders and initially financed by certain of the Company's current investors. The cross license grants RITA the exclusive right to use VidaMed technology in the cancer field and grants the Company the right to use RITA technology in the treatments of Urological disorders other than cancer, and allows both companies to participate in the field of prostate and lower urinary tract cancer treatment. As consideration for the cross license, RITA issued the Company 1.8 million shares of RITA common stock which represented a 10% ownership in RITA immediately following its private placement. The current percentage of ownership has dropped well below the original 10%. This investment is carried at the historical cost basis of the technology of $0. RITA will also pay royalties to the Company based on a percentage of net sales of products incorporating VidaMed technology, subject to an aggregate maximum of $500,000.

4.       Long Term Debt and Notes Payable

In April 1995, the Company obtained a $3,000,000 secured credit facility and subsequently borrowed and paid-off the full amount. In connection with this agreement, the Company issued the lender a warrant to purchase 72,000 shares of common stock at $4.55 per share.

In January 1998, the Company entered into a financing agreement with Silicon Valley Bank, for a $1,500,000 42-month term loan. As of December 31, 1998, this loan has been paid in full.

Also during 1998, the Company finalized a commitment for $5.5 million in new debt financing with Transamerica Technology Finance, a division of Transamerica Corporation. The facility is secured by the Company's assets and consists of a revolving accounts receivable-based credit line of up to $3 million and a $2.5 million equipment term loan. As of December 31, 1998, the term loan had funded in full at a rate of 12% and replaced the open balance of the $1.5 million 42-month term loan with Silicon Valley Bank. Based on the accounts receivable balance as of December 31, 1998, the revolving accounts receivable-based credit line had $115,000 available for borrowing at a rate of 9.75% and was fully utilized. The revolving credit line has a minimum interest payment of $96,000 per year. In conjunction with the financing, Transamerica received a 5-year warrant to purchase 55,000 shares of VidaMed common stock at a price of $0.89 per share.

All future principal payments for long-term debt and notes payable at December 31, 1998 is a combination of $660,000, $744,000 and $1,041,000 due in the years ended December 31, 1999, 2000 and 2001, respectively.

5.       Capital and Operating Leases

In 1993 and 1994, the Company entered into master lease lines of credit to finance up to $3,000,000 of equipment purchases. The Company had borrowed $2,165,000 from these lines and as of December 31, 1998, $22,000 remains unpaid from these lines.

In June 1994, the Company entered into an additional master lease line of credit to finance up to $1,900,000 of equipment purchases. The availability of this lease line expired July 1, 1995 at which time the Company had utilized $1,065,000 under this lease line of credit. Pursuant to the lease line of credit agreements, the Company issued warrants to purchase an aggregate of 47,000 shares of common stock at exercise prices ranging from $3.00 to $12.83 per share. The warrants expire in 2002 and 2004. As of December 31, 1998, no shares had been purchased under the terms of the warrants.

The Company moved in July 1997 to a 35,000 square foot facility in Fremont, California. The Company leases its office and research facilities under operating lease agreements. Future minimum lease payments at December 31, 1998 under capital leases and future obligations under noncancellable operating leases are as follows (in thousands):

                                                               Operating Capital
                                                               Leases     Leases
                                                               ------     ------
1999.......................................................... $   408   $   23
2000 .........................................................     421     --
2001 .........................................................     433     --
2002 .........................................................     183     --
                                                               -------   -------

Total minimum payments required ..............................  $1,445       23
                                                               ======
Less amount representing interest ............................               (1)
                                                                         -------
Present value of minimum lease payment .......................               22
Less amount due within one year ..............................              (22)
                                                                         -------
Amount due after one year ....................................           $ --
                                                                         =======

Rent expense for the years ended December 31, 1998, 1997 and 1996 was $537,000, $433,000 and $346,000, respectively.

6.       Convertible Subordinated Notes Payable

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

7.       Stockholder's Equity

Common Stock

In February 1997, the Company entered into an equity financing agreement with a European investment bank which provided the Company with the option to sell to such investment bank up to $10,000,000 of VidaMed common stock in increments of up to $2,500,000. Under this arrangement, the common stock was priced at a 10% discount to the current market price at the time of sale, subject to adjustment. As of December 31, 1997 the Company had issued 1,570,000 shares of common stock under the arrangement, resulting in approximately $10,000,000 of proceeds. Under this arrangement, the Company issued to the investment bank warrants to purchase common stock, which after being adjusted according to their terms as a result of subsequent financing transactions, resulted in the issuance of a total of 186,000 warrants. These warrants range in exercise price from $5.95 to $9.30. Each warrant has a term of three years from the original dates of issuance in 1997.

In September 1997, the Company completed a private placement with certain investors. In this transaction, the Company issued 2,600,000 shares of common stock at a purchase price of $4.75 per share resulting in net proceeds of $11,700,000 to the Company. In connection with this financing, the Company issued warrants to purchase an aggregate of 629,000 shares of common stock at an exercise price of $4.00 per share.

In May 1998, the Company completed a sale of publicly registered common stock with certain investors, officers and directors. In this transaction, the Company issued 4,340,004 shares of common stock at a purchase price of $4.00 per share resulting in net proceeds of $16,717,000 to the Company. In connection with this financing, the Company issued to the investors 3-year warrants to purchase an aggregate of 1,085,000 shares of common stock at an exercise price of $5.00 per share for no additional consideration.

As of December 31, 1998, the Company has reserved a total of 2,074,000 shares of common stock for issuance upon the conversion of outstanding warrants.

Notes Receivable from Stockholders

Interest on notes receivable from stockholders accrues at a rate of 6.73% per annum. Principal and interest payments are due at various times after December 2000.

Stock Options

The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options and employee stock purchase plan because, as discussed below, the alternative fair value accounting provided for under Statement No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In July 1992, the board of directors adopted the 1992 Stock Plan (the "Plan"). As amended during 1998, the Company has reserved 4,300,000 shares of common stock for issuance upon exercise of options granted under the Plan.

In the year ended December 31, 1997 the Board of Directors voted on and approved two stock option repricings. The Company repriced options as an incentive plan in order to retain key employees. All employees were offered the repriced value for options in exchange for a six to twelve month lock up of option exercising rights. The first repricing occurred in May 1997 and revalued the option price at $6.875 for all current employees excluding outside board members. The second repricing occurred in September 1997 and revalued the option price at $4.813 for all current employees excluding outside board members.

The Plan provides for both incentive and nonqualified stock options to be granted to employees and consultants. The Plan provides that incentive stock options will be granted at no less than the fair value of the Company's common stock (no less than 85% of the fair value for nonqualified stock options) as determined by the board of directors at the date of the grant. If, at the time the Company grants an option, the optionee owns more than 10% of the total combined voting power of all the classes of stock of the Company, the option price shall be at least 110% of the fair value and the option shall not be exercisable for more than five years after the date of grant. The options become exercisable over periods determined by the board of directors, which is currently four years. Except as noted above, options expire no more than ten years after the date of grant, or earlier if employment terminates.

In April 1995, the stockholders approved the 1995 Director Option Plan (Director
Plan). A total of 200,000 shares of common stock have been authorized for issuance. Each non-employee director automatically is granted a non-statutory option to purchase 13,334 shares of common stock upon election to the board, and annual non-statutory option for 3,334 shares of common stock.


Activity under the Plans is summarized below:

                                                   Shares                 Options Outstanding     Weighted Avg.
                                                  Available         -----------------------------  Fair Value      Number of
                                                  for Grant         Number of      Weighted-Avg.      Grant        Options
                                                 of Options          Shares        Exercise Price     Date         Exercisable
                                                 ----------          ------        --------------     ----         -----------
Balance at December 31, 1995                       334,924          1,065,228         $   3.54                     299,651
Shares authorized                                1,000,000               --                --
    Options granted                               (855,281)           855,281         $   9.71     $   7.14
    Options exercised                                 --             (236,013)        $   1.91
    Options canceled                               217,949           (217,949)        $   6.66
                                                ----------          ---------
Balance at December 31, 1996                       697,592          1,466,547         $   7.02                     376,570
Shares authorized                                  366,666               --                --
    Options granted                             (1,674,883)         1,674,883         $   5.08     $   3.93
    Options exercised                                 --              (94,994)        $   2.61
    Options canceled                             1,165,276         (1,165,276)        $   8.78
                                                ----------          ---------
Balance at December 31, 1997                       554,651          1,881,160         $   4.42                     328,535
Shares authorized                                1,200,000
    Options granted                             (1,957,830)         1,957,830         $   2.69     $   4.17
    Options exercised                                 --              (36,386)        $   2.29
    Options canceled                               277,723           (277,723)        $   4.57
                                                ----------          ---------
Balance at December 31, 1998                        74,544          3,524,881         $   3.50                     944,785
                                                ==========          =========


Exercise prices for options outstanding as of December 31, 1998 ranged from $0.188 to $13.125 based on the following price ranges. The weighted-average remaining contractual life of those options is 8.53 years.

                           Number                                    Weighted Average          Number
       Range of          Outstanding           Weighted Average        Contractual           Exercisable           Weighted Average
   Exercise Prices      as of 12/31/98         Exercise Price             Life              as of 12/31/98         Exercise Price
   ---------------      --------------         --------------             ----              --------------         --------------
$ 0.188  -   $ 0.60          30,751                 $   0.44              4.24                    30,751                $   0.44
$ 0.781  -   $ 0.781        734,370                 $   0.78              9.77                     9,581                $   0.78
$ 1.283  -   $ 3.69       1,032,582                 $   3.37              8.41                   250,943                $   2.64
$ 3.75   -   $ 4.63         818,089                 $   4.45              8.79                    73,263                $   4.09
$ 4.81   -   $13.125        909,089                 $   5.10              7.51                   580,247                $   5.10

In April 1995, the stockholders approved the 1995 Employee Stock Purchase Plan (Purchase Plan). As amended 1998, a total of 400,000 shares of common stock have been authorized for issuance. 140,795 shares have been issued under the Purchase Plan as of December 31, 1998. Under the Purchase Plan participating employees may contribute up to 15% of their salary to purchase shares of the Company's common stock. The purchase price is equal to 85% of the fair market value of the common stock based on the lower of the first day of the offering period or last day of the purchase period.

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.74%, 6.00% and 5.88%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of 1.0, 0.897 and 0.924; and a weighted-average expected life of the option of 3.0 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for loss per share amounts):

                                         1998           1997             1996
                                       --------       --------       ----------
Pro forma net loss                     ($22,223)      ($19,950)      ($  14,785)
                                       ========       ========       ==========
Pro forma loss per share               ($  1.23)      ($  1.56)      ($    1.42)
                                       ========       ========       ==========

Statement 123 is applicable only to options granted subsequent to December 31, 1994 and its proforma effect will not be fully reflected until 1999.

The Company recorded deferred compensation for the difference between the grant price and the deemed fair value of the Company's common stock, as determined by the board of directors, for certain options granted in the twelve-month period prior to the Company's initial public offering. This deferred compensation totaled $436,000, and was amortized over the vesting period of the options through 1998. Amortization of deferred compensation of $26,000, $97,000 and $96,000 was recorded in the years ended December 31, 1998, 1997 and 1996, respectively.

8.       Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

As of December 31, 1998, the Company had Federal and California net operating loss carry forwards of approximately $52,300,000 and $18,100,000, respectively. Additionally, the Company had foreign net operating loss carry forwards of approximately $19,300,000. The Federal net operating loss carry forwards will expire at various dates beginning in 2007 through 2012 if not utilized. The California net operating losses will expire at various dates beginning in 1999 through 2002 if not utilized.

Utilization of the net operating losses may be subject to an annual limitation due to the ownership change rules provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating losses before utilization.

Significant components of the Company's deferred tax assets (in thousands):

                                                                                                                 December 31,
                                                                                                       -----------------------------
                                                                                                         1998                1997
                                                                                                       --------            --------
Deferred tax assets:
U.S. Net operating loss carry forwards                                                                 $ 20,100            $ 16,700
       Foreign net operating losses                                                                       6,400               5,300
       Research credit (expires in 2007 through 2012)                                                     1,000                 900
       Deferred revenue                                                                                    --                   200
       Capitalized research and development for California purposes                                       1,300               1,200
       Other                                                                                              2,300                 400
                                                                                                       --------            --------
Total deferred tax assets                                                                                31,100              24,700
Valuation allowance for deferred tax assets                                                             (31,100)            (24,700)
                                                                                                       --------            --------
Net deferred tax assets                                                                                $   --              $   --
                                                                                                       --------            --------

During the years ended December 31, 1997 and 1996, the valuation allowance for deferred tax assets increased by $6,200,000 and $5,000,000, respectively, due to the Company's continuing operating losses.

9.       Geographic Segment Data

The Company's domestic operations primarily consist of product development, sales and marketing. The Company's foreign operations consist of subsidiaries in the United Kingdom and Australia. The Company's subsidiary in the U.K. was established in 1993 and was engaged in product development, manufacturing, sales and marketing and product distribution worldwide. The shutdown of the U. K. facility in November 1997 has left the


U.K. with operations related only to sales and clinical studies. The Australian subsidiary was established in 1994 and operates as a sales and marketing office for the Asia Pacific region. Information regarding geographic areas is as follows (in thousands):


                                               1998                               1997                           1996
                                    Revenue         Long lived         Revenue          Long lived       Revenue         Long lived
                                                      assets                            assets                             assets
                                    -------           -------          -------          -------          -------          -------
U.S.                                $  (119)          $13,312          $ 7,889          $15,348          $ 2,740          $10,716
Europe                              $   304           $   654          $ 1,033          $ 1,400          $   853          $ 1,941
Asia                                $   843           $   166          $   906          $   217          $   232          $   190
                                    -------           -------          -------          -------          -------          -------
Total                               $ 1,028           $14,132          $ 9,828          $16,965          $ 3,825          $12,847
                                    -------           -------          -------          -------          -------          -------

10.      Restructuring Accrual

In September 1997, VidaMed announced a restructuring program designed to reduce costs and improve operating efficiencies by closing the company's U.K. manufacturing facility. The charge in 1997 was $2.1 million recorded in Cost of Products Sold.

The elements of the total charge as of December 31, 1998 are as follows (in thousands):

                                                                                Representing
                                                               --------------------------------------------------
                                                                                                                 Cash Outlays
                                                                                                        ----------------------------
                                                                Total               Asset
                                                               Charges             Write-down           Completed             Future
                                                               ------               ------               ------               ------
Fixed assets                                                   $  390               $  390               $ --                 $ --
Facility shut down                                              1,305                 --                  1,305                 --
Grant                                                             405                 --                    153                  252
                                                               ------               ------               ------               ------
Total Special Charges                                          $2,100               $  390               $1,458               $  252
                                                               ------               ------               ------               ------


11.      Commitments

In January 1999, the Company signed a manufacturing agreement with a local medical device manufacturer to produce the VidaMed PROVu disposable cartridge. The three-year contract runs through the year 2001 and calls for the Company to purchase a minimum of 10,000 units over the three-year period. If VidaMed terminates this agreement prior to expiration or fails to make the minimum purchases thereunder, the Company would have to pay at least $200,000, but no more than $750,000 to the manufacturer.

In October 1998, the Company entered into retention agreements with certain executive officers in which the Company will pay up to $810,000 on April 1,1999.

12.      Subsequent Events

In February 1999, VidaMed announced a plan to outsource the manufacturing of the PROVu hand piece to a Silicon Valley manufacturer. Due to the elimination of the manufacturing function, the Company terminated employment with 18 people or 21% of its workforce from the operations and administration departments.

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of the fiscal year pursuant to Regulation 14A with respect to the 1999 Annual Meeting of Stockholders (the "Proxy Statement" covered by this Form 10-K) and certain information that will be included therein is incorporated herein by reference.

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal No. 1 - Election of Directors" in the Proxy Statement.


         The executive officers of the Registrant, who are appointed by the board of directors, and their ages and positions with the Company as of March
15, 1999 are as follows:

         Name                         Age                        Position
         ----                         ---                        --------
         David J. Illingworth          45      Chairman, President and Chief Executive Officer
         Richard D. Brounstein         49      Vice President, Finance and Chief Financial Officer
         Randy D. Lindholm             43      Executive Vice President, Worldwide Sales and Marketing
         Robin L. Bush                 41      Vice President, Regulatory Affairs and Clinical Affairs
         John N. Hendrick              47      Vice President and Chief Operating Officer


         David J. Illingworth became Chairman of the Board, President and Chief Executive Officer on April 6, 1998. He has served as a director of the Company since February 1998. From January 1993 through March 1998, Mr. Illingworth held various positions with Nellcor Puritan Bennett, Inc., a wholly owned subsidiary of Mallinckrodt Inc., most recently serving as Executive Vice President and President, Alternative Care Business. Prior to joining Nellcor, Mr. Illingworth spent 15 years with General Electric in their medical systems business. Mr. Illingworth serves as a Director of Somnus Medical Technologies, Inc. He holds a B.S. in Engineering from Texas A & M University.

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

         Randy D. Lindholm has served as Executive Vice President of World Sales and Marketing since July 1998. From 1993 to 1998 he served as Vice President of Americas Field Operations of Nellcor Puritan Bennett, a wholly owned subsidiary of Mallinckrodt Inc., a manufacturer of medical devices. Prior to joining
Nellcor, Mr. Lindholm spent 16 years with General Electric in their medical systems business. Mr. Lindholm holds a B.S. in Electrical Engineering from Michigan Tech University.

         Robin L. Bush has served as Vice President of Regulatory Affairs and Clinical Affairs since July 1997. From 1988 to 1997 Ms. Bush was Director of Regulatory Affairs and Quality Assurance for Aesculap, Inc., a manufacturer of surgical instruments. Ms. Bush has 20 years experience with medical device companies, managing regulatory affairs, quality assurance, clinical trials and compliance functions. Ms. Bush is a certified Regulatory Affairs Professional
(RAC). Ms. Bush holds a B.A. in Human Biology and Psychology from Stanford University and an MBA from Golden Gate University.

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

                                     PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


         1. Financial Statements

         Included in Part II, Item 8 of this Report:
         Consolidated Balance Sheets as of December 31, 1998 and 1997                   22
         Consolidated Statements of Operations for the years ended
           December 31, 1998, 1997 and 1996                                             23
         Consolidated Statement of Stockholders' Equity (Net Capital
           Deficiency) for the years ended December 31, 1998, 1997 and 1996             24
         Consolidated Statements of Cash Flows for the years ended
           December 31, 1998, 1997 and 1996                                             25
         Notes to Consolidated Financial Statements                                     26
         Independent Auditors' Report                                                   42


         2. Financial Statement Schedules

Schedule II is included, on page 10. All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

         3. Exhibits

          Exhibit No.                                      Description
         ------------      --------------------------------------------------------------------------------------
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

         3.3 (1)           Restated Bylaws of the Company

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

         10.2 (2)          1992 Stock Plan, as amended.

         10.3 (5)          1995 Director Option Plan, as amended.

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

         10.11 (1)         Letter employment agreement, dated August 26, 1994, between the Company and John N. Hendrick.

         10.12 (1)         Letter employment agreement, dated August 31, 1994, between the Company and James A. Heisch.

         10.13 (1)         Restated Shareholder Rights Agreement, dated November 23,  1994, among the Company and holders of the Company's Registerable Securities

         10.14 (1)         Loan and  Security  Agreement  dated  April 20,  1995 between the
                           Company and Venture  Lending and Leasing,  Inc. and related letter agreement.

         10.15 (6)         Operating Lease dated April 3, 1997, between the Company and Hopkins Brothers.

         10.16 (6)         Loan and Security Agreement,  dated January 13, 1998, between the Company and Silicon Valley Bank.

         10.17             Loan and Security Agreement and Streamlined  Facility Agreement and Amended Agreement,  dated October 20,
                           1998, between the Company and Transamerica Business Credit Corporation.


         10.18             Manufacturing  Agreement,   dated  January  5,  1999,  between the Company and Humphrey Systems

         21.1 (1)          Subsidiaries of the Registrant.

         23.1              Consent of Ernst & Young LLP, Independent Auditors (see page 42 of this report).

         24.1              Power of Attorney (see signature page of this Report).

         27.1              Financial Data Schedule.

-----------
(1)      Filed as an Exhibit to the Company's  Registration  Statement on Form S-1 (File No.  33-90746) and  incorporated  herein by reference.

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

(5)      Filed as an Exhibit to the Company's  Registration  Statement on Form S-8 (File No.  33-80619) and  incorporated  herein by reference.

(6)      Filed as an Exhibit to the  Company's  Report on Form 10-K for the fiscal year ended  December 31, 1997,  and  incorporated herein by reference.

  b)     Reports on Form 8-K

                  The Company was not required to and did not file any reports on Form 8-K during the three months ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 25th day of March, 1999.


                                  VIDAMED, INC.


                                  By /s/ David J. Illingworth
                                    --------------------------------------------
                                      David J. Illingworth, Chairman,
                                      President and Chief
                                      Executive Officer

                                POWER OF ATTORNEY

                  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints David J. Illingworth and Richard D. Brounstein as his attorneys-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Report.


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

          Signatures                                     Title                                Date
          ----------                                     -----                                ----

        /s/   David J. Illingworth               Chairman,   President  and Chief          March 25, 1999
    -----------------------------------          Executive Officer
                (David J. Illingworth)           (Principal Executive Officer)



        /s/   Richard D. Brounstein              Vice  President, Finance and Chief        March 25, 1999
    -----------------------------------          Financial Officer
                 (Richard D. Brounstein)         (Principal Financial Officer)


        /s/    Franklin D. Brown                 Director                                  March 25, 1999
    -----------------------------------
                 (Franklin D. Brown)


        /s/    Robert J. Erra                    Director                                  March 25, 1999
    -----------------------------------
                 (Robert J. Erra)


        /s/    Wayne I. Roe                      Director                                  March 25, 1999
    -----------------------------------
                 (Wayne I. Roe)


        /s/    Michael H. Spindler               Director                                  March 25, 1999
    ---------------------------------------
                 (Michael H. Spindler)




Schedule II - Valuation and Qualifying Accounts


                                     Allowance for Doubtful Accounts (in thousands)


Description                Balance at Beginning  Charged to costs       Charged to      Deductions          Balance at
                                      of Period      and Expenses   Other Accounts                       End of Period
-----------------------------------------------------------------------------------------------------------------------
Balance 12/31/96                        43                 125               0                   0                 168

Balance 12/31/97                       168                 891               0                   0               1,059

Balance 12/31/98                     1,059               3,796               0             (1,436)               3,540


