Form 10-K/A
period 1998-12-31
VIDAMED INC
filed 1999-04-01
CIK 929900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                                Amendment No. 1

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 31st day of March, 1999.


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


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

          Signatures                                     Title                                Date
          ----------                                     -----                                ----

        /s/   David J. Illingworth               Chairman,   President  and Chief          March 31, 1999
    -----------------------------------          Executive Officer
                (David J. Illingworth)           (Principal Executive Officer)



        /s/   Richard D. Brounstein              Vice  President, Finance and Chief        March 31, 1999
    -----------------------------------          Financial Officer
                 (Richard D. Brounstein)         (Principal Financial Officer)


        /s/    Franklin D. Brown*                Director                                  March 31, 1999
    -----------------------------------
                 (Franklin D. Brown)


        /s/    Robert J. Erra*                   Director                                  March 31, 1999
    -----------------------------------
                 (Robert J. Erra)


        /s/    Wayne I. Roe*                     Director                                  March 31, 1999
    -----------------------------------
                 (Wayne I. Roe)


        /s/    Michael H. Spindler*              Director                                  March 31, 1999
    ---------------------------------------
                 (Michael H. Spindler)




*   Executed  on  behalf  of the  individual  indicated  pursuant  to a power of attorney.
