Form 10-Q
period 1999-03-31
VIDAMED INC
filed 1999-05-17
CIK 929900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       or

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________________


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


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 20,566,323 as of May 13, 1999.

                                             VIDAMED, INC.

                                                 INDEX

PART I: FINANCIAL INFORMATION
                                                                                                  Page
Item 1.      Condensed consolidated financial statements - unaudited

             Condensed consolidated balance sheets - March 31, 1999
                  and December 31, 1998                                                             3

             Condensed consolidated statements of operations - three months
                  ended March 31, 1999 and 1998                                                     4

             Condensed consolidated statements of cash flows - three months
                  ended March 31, 1999 and 1998                                                     5

             Notes to condensed consolidated financial statements                                   6

Item 2.      Management's discussion and analysis of financial condition
                 and results of operations                                                          8

Item 3       Quantitative and qualitative Disclosure About Market Risk                             13


PART II: OTHER INFORMATION

Item 1.      Legal Proceedings                                                                     13

Item 2.      Changes in Securities                                                                 13

Item 3.      Defaults Upon Senior Securities                                                       13

Item 4.      Submission of Matters to a Vote of Security Holders                                   13

Item 5.      Other Information                                                                     13

Item 6.      Exhibits and Reports on Form 8-K                                                      13

             Signatures                                                                            14

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VidaMed, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                          March 31, December 31,
                                                             1999        1998
                                                           --------    --------
                                                          (Unaudited)      (*)
Assets
Current Assets:
     Cash and cash equivalents                             $  7,816    $  9,384
     Accounts receivable                                        499         228
     Inventories                                              1,020       1,228
     Other current assets                                     1,113       1,179
                                                           --------    --------
           Total current assets                              10,448      12,019

     Property and equipment, net                              1,542       1,797
     Other assets, net                                          318         316
                                                           --------    --------
           Total assets                                    $ 12,308    $ 14,132
                                                           ========    ========

Liabilities and stockholders' equity Current liabilities:
     Notes payable, current portion                        $    912    $    764
     Accounts payable                                           255         338
     Accrued professional fees                                  217         317
     Accrued clinical trial costs                               320         431
     Accrued and other liabilities                            2,650       2,362
     Accrued advertising costs                                  309         309
     Restructuring accrual                                      252         252
     Current portion of obligations under capital leases       --            22
     Deferred revenue                                           231         229
                                                           --------    --------
           Total current liabilities                          5,146       5,024

     Notes payable, long-term portion                         1,607       1,785

Stockholders' equity:
     Capital stock                                           96,930      95,542
     Accumulated deficit                                    (91,375)    (88,219)
                                                           --------    --------
           Total stockholders' equity                         5,555       7,323
                                                           --------    --------
           Total liabilities and stockholders' equity      $ 12,308    $ 14,132
                                                           ========    ========

* The Balance Sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                  VidaMed, Inc.
                 Condensed Consolidated Statements of Operations
                     (In thousands except per share amounts)
                                   (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------
Revenues:
     Product sales, net                                  $    987      $  1,375
     License fees and grant revenue                            50           289
                                                         --------      --------
     Net revenues                                           1,037         1,664

Cost of Products Sold                                         833         1,072
                                                         --------      --------
Gross Profit                                                  204           592

Operating Expenses:
     Research and development                                 814         1,132
     Selling, general and administrative                    2,504         4,607
                                                         --------      --------
     Total operating expenses                               3,318         5,739

                                                         --------      --------
Loss from operations                                       (3,114)       (5,147)

Other income(expense), net                                    (42)          (91)
                                                         --------      --------
Net loss                                                 $ (3,156)     $ (5,238)
                                                         ========      ========
Basic and diluted net loss per share                     $  (0.16)     $  (0.34)
                                                         ========      ========
Shares used in computing basic and diluted
     net loss per share                                    20,313        15,238
                                                         ========      ========

                             See accompanying notes.

                                  VidaMed, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                        1999             1998
                                                      -------          -------
Cash flows from operating activities:
     Net loss                                         $(3,156)         $(5,238)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization                  313              348
           Changes in assets and liabilities:
               Accounts receivable                       (271)             452
               Inventory                                  208               (7)
               Other current assets                        66             (762)
               Other assets                                (2)              (2)
               Accounts payable                           (83)            (347)
               Accrued professional fees                 (100)            (163)
               Accrued clinical trial costs              (111)             (29)
               Accrued interest payable                  --                 38
               Accrued restructuring cost                --               (568)
               Accrued and other liabilities              288            1,118
               Deferred revenue                             2             (235)
                                                      -------          -------
Net cash used in operating activities                  (2,846)          (5,395)
                                                      -------          -------

Cash flows from investing activities:
     Expenditures for property and equipment              (58)            (504)
        Net cash used in investing activities             (58)            (504)
                                                      -------          -------

Cash flows from financing activities:
     Principal payments under capital leases              (22)             (38)
     Principal payments of notes payable                  (30)            (303)
     Net proceeds from issuance of notes payable         --              1,500
     Net proceeds from issuance of common stock         1,388               52
                                                      -------          -------
Net cash provided by financing activities               1,336            1,211
                                                      -------          -------

Net decrease in cash and cash equivalents              (1,568)          (4,688)
Cash and cash equivalents at the beginning
     of the period                                      9,384            8,026
                                                      -------          -------
Cash and cash equivalents at the end of the period    $ 7,816          $ 3,338
                                                      =======          =======

Supplemental disclosure of cash flows information:
Cash paid for interest                                $    95          $    98
                                                      =======          =======

                             See accompanying notes.
                                                                   Page 5 of 15

                                  VIDAMED, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

1.       Basis of presentation

The accompanying unaudited condensed consolidated financial statements of VidaMed, Inc. (the "Company" or "VidaMed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 1999 and the statements of operations for the three months ended March 31, 1999 and 1998, and the statements of cash flows for the three months ended March 31, 1999 and 1998, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

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

3.       Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market value. Inventories at March 31, 1999 and December 31, 1998 consist of the following (in thousands):

                                                   March 31,        December 31,
                                                     1999              1998
                                                    ------            ------
                  Raw materials                     $  260            $  404
                  Work in process                      208               261
                  Finished goods                       552               563
                                                    ------            ------
                                                    $1,020            $1,228
                                                    ======            ======

4.       Notes Payable

During 1998, the Company finalized a commitment for $5.5 million in new debt financing with Transamerica Technology Finance, a division of Transamerica Corporation. The facility is secured by the Company's assets and consists of a revolving accounts receivable based credit line of up to $3 million and a $2.5 million equipment term loan, fully funded. As of March 31, 1999 the Company was eligible to borrow and has borrowed,$335,000 against the revolving accounts receivable-based line at a rate of 9.75% per year.

5.        Restructuring Accrual

In September 1997, VidaMed announced a restructuring program designed to reduce costs and improve operating efficiencies by closing the company's U.K. manufacturing facility. The charge in the third quarter of 1997 was $2.1 million.

The elements of the total charge as of March 31, 1999 are as follows (in thousands):


                                                         Representing
                                                 -------------------------------
                                                                  Cash Outlays
                                                             -------------------
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


6.       Reporting Comprehensive Income (Loss)

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No.130, Reporting Comprehensive Income (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported in shareholders' equity, to be included in other comprehensive income (loss). During the three months ended March 31, 1999 and 1998, the total comprehensive loss was not materially different from the net loss.

7.       Common Stock

Proceeds from the issuance of common stock for the quarter ended March 31, 1999 were $1,388,000. In February 1999, the Company completed a sale of common stock, related to a key vendor of the Company. In this transaction, the Company issued 368,596 shares of common stock at a purchase price of $2.713 per share resulting in net proceeds of $1,000,000 to the Company. The balance of $388,000 was attributable to employee stock plans.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months ended March 31, 1999 and 1998, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein, the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998, and the Company's cautionary statement regarding forward-looking statements.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on current expectations and beliefs. Such forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially. Some of the factors that could cause actual results to differ materially include, among others, market acceptance of the VidaMed Tuna Procedure, availability and timing of third-party reimbursement for procedures performed with the VidaMed Tuna System, availability of cash resources sufficient to fund operations, the possible volatility of the Company's stock price, and the factors discussed in the Company's report on Form 10-K/A for the fiscal year ended December 31, 1998 under Factors Affecting Results of Operations. VidaMed undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities Exchange Commission, including but not limited to reports on Form 10-K, 10-Q and current reports on Form 8-K filed by the Company.


Overview

VidaMed is engaged in the design, development, clinical testing and marketing of the VidaMed TUNA System for the treatment of symptoms associated with the enlarged prostate or benign prostatic hyperplasia (BPH). The Company commenced international sales of the VidaMed TUNA System in late 1993 and received United States FDA 510(k) clearance in October 1996.

VidaMed anticipates that a substantial amount of its revenues from product sales in the future will be from sales in the United States. Following the FDA clearance to market this system for the treatment of symptoms associated with BPH in the United States on October 8, 1996, the Company applied to the American Medical Association for a CPT code covering the TUNA Procedure. CPT code number 53852 relating to the TUNA Procedure has been published in the Federal Register and is part of the Medicare Physician Fee Schedule beginning in calendar year 1998. VidaMed sells its products in the United States to individual and group urology practices and hospitals. The Company markets the VidaMed TUNA System through a network of three VidaMed regional business directors, supported by both sales representatives and independent dealers in the United States. Outside the United States, a network of distributors, supported by VidaMed staff, cover other countries in Europe, Asia and South America.

VidaMed does not anticipate reaching profitability in the near future. The Company expects its operating losses to continue as it continues to commit substantial resources to expand marketing and sales activities, fund clinical trials in support of regulatory and reimbursement approvals, and fund research and development. The Company's future profitability will be dependent upon, among other factors, market acceptance of the VidaMed TUNA Procedure and availability and timing of third-party reimbursement for procedures performed with the TUNA System.

The Company has received FDA clearance of its 510(k) notification for the TUNA System for treatment of symptoms associated with BPH and has commenced marketing of the TUNA System in the United States. There can be no assurance that the TUNA System will be deemed clinically or cost effective by health care providers and payors, that it will be deemed superior to other current and emerging methods for treating BPH or that it will achieve significant market acceptance in the United States. Furthermore, determinations of reimbursement of the VidaMed TUNA Procedure by private and governmental health payors are made by such payors and their medical directors independent of the FDA approval. Accordingly, there can be no assurance that the TUNA Procedure will be reimbursed at adequate levels in the United States under either private or governmental healthcare payment systems. Availability of Medicare reimbursement for the TUNA Procedure may be dependent on the publication of clinical data relating to the cost-effectiveness and duration of the TUNA therapy. Inadequate reimbursement for the TUNA procedure could adversely effect market acceptance of the TUNA System. The business, financial condition and results of operations of the Company could be adversely affected by the failure of the TUNA procedure to achieve market acceptance in the United States, the impact of competitive products and pricing and other risks identified in the Company's form 10K/A for the fiscal year ended 1998, under the Factors Affecting Results of Operations.

The Company does not have a backlog of orders for its products in countries where the VidaMed TUNA System is sold and anticipates that it will continue to manufacture and ship orders after their receipt. Accordingly, the Company does not anticipate that it will develop a significant backlog in the future.

Results of Operations

Net revenue for the three months ended March 31, 1999 was $1.0 million. This was down $0.7 million or 41% from $1.7 million in the three months ended March 31, 1998. Product sales in the first quarter of 1999 decreased 29% to $1.0 million from $1.4 in the same period in 1998.

The decrease in net revenue between the 1999 and 1998 periods is primarily due to a one time license fee and a $500,000 stocking order from the Company's Japanese distributor in the first quarter of 1998. United States sales of $577,000 in the first quarter of 1999, down from sales of $698,000 in the first quarter of 1998, have been limited by Medicare Part B reimbursement approval at the state levels. VidaMed has now gained approval of the professional component (under Medicare Part B) in 35 states. Other states with significant Medicare populations are moving forward with regard to this type of Medicare reimbursement. In addition, Medicare reimbursement for the TUNA system (as part of Medicare Part B facility expenses) generally follows approval of the professional component. At this time such approval extends to procedures performed in a hospital outpatient setting. In order for the Company to achieve significant increases in sales volume, it will likely be necessary for the Company to obtain Medicare reimbursement approvals in all 50 states, or at least in all states with significant population centers, particularly since sales agreements with major healthcare providers are often on a national, or system-wide basis. The Company has several initiatives underway to facilitate the Medicare reimbursement approval process, including working in cooperation with state Medicare Medical Directors. Notwithstanding the foregoing, there can be no assurance that the Company will receive additional Medicare reimbursement approvals in major states in a timely manner, and the failure to receive such approvals would have a material adverse effect on the business, financial condition and results of operations of the Company.

Cost of product sold for the three months ended March 31, 1999 was $0.8 million, a decrease of 22% or $0.3 million from $1.1 million for the three months ended March 31, 1998. The decrease is due to lower product sales. Also included in cost of products sold for the three months ended March 31, 1999 were charges related to a reduction in work force, due to the announced outsourcing of the manufacturing of the Company's disposable product.

Research and development (R & D) expenses included expenditures for regulatory compliance and clinical trials. Clinical trial costs consist largely of payments to clinical investigators, product for clinical trials, and costs associated with initiating and monitoring clinical trials. R&D expenses decreased 28% to $0.8 million in the three months ended March 31, 1999 from $1.1 million in the three months ended March 31, 1998. The decrease was primarily reduced clinical activity in 1999.

Selling, general and administrative (SG&A) expenses decreased 46% to $2.5 million in the three months ended March 31, 1999 from $4.6 in the three months ended March 31, 1998. The expenditures in 1998 included a charge to the allowance for doubtful accounts, as a result of the length of time involved in obtaining Medicare reimbursement levels for each state, and the transition to a new CEO.

Other expense for the three months ended March 31, 1999 was $42,000 compared to $91,000 for the comparable period in 1998. These changes were primarily a function of the balance of cash, cash equivalents and debt, the interest earned or incurred, respectively, and fluctuations in the relative balances.

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

Liquidity and Capital Resources

In October  1998,  the Company  finalized  a debt  financing  with  Transamerica
Technology Finance, a division of Transamerica Corporation. The facility is secured by the Company's assets and consists of a revolving accounts receivable-based credit line of up to $3 million and a $2.5 million equipment term loan, fully funded. As of March 31, 1999 the company was eligible to borrow and has borrowed,$335,000 against the revolving accounts receivable-based line at a rate of 9.75% per year.

At March 31, 1999, the Company's cash and cash equivalents decreased $1.6 million to $7.8 million, compared to $9.4 million at December 31,1998. The decrease is due to operating expenses offset by the issuance of equity as discussed in footnote 7 of this Form 10-Q. In April 1999, pursuant to retention agreements with certain executives, which expired in April, the Company paid the executives the aggregate of $0.8 million.

VidaMed believes that the Transamerica financing, combined with its current capital resources and cash generated from the sale of products will be sufficient to meet the Company's operating and capital requirements for the next twelve months. It's ability to fund operating and capital requirements assumes revenues to double over 1998 levels based on new United States sales and marketing programs focussing on usage rather than capital equipment sales. However there can be no assurances that such growth established under it's plans will continue to be achieved. The Company's existing inventory of generators is sufficient to support this program without an immediate need to incur costs associated with manufacturing additional generators. Funds currently available for operations and capital requirements could become insufficient, however, if the product is not accepted in the marketplace and the Company is not able to achieve its usage and revenue plan. Further, the Company's plans assume reimbursement by additional key states during 1999. Delays of Medicare coverage in these key states or other reasons could also cause the Company's sales to fall below projections, and if expenses exceed budgeted amounts, the Company would require additional funding. In summary, the Company may be required to expend greater than anticipated funds if unforeseen difficulties arise in the marketing and sales of the VidaMed TUNA System, in obtaining necessary regulatory and reimbursement approvals or in other aspects of the Company's business. In such a case, the Company will likely require additional debt and/or equity financing. There can be no assurance that additional financing, if required, will be available on satisfactory terms or at all. Future equity financing would result in dilution to the holders of the Company's Common Stock. If financing were not available, management would need to reevaluate and revise current operating plans as well as reduce spending in general. Should such a situation arise, management has formulated a contingent operating plan, which management believes is achievable, to sustain the Company's operations at least through the next twelve months.

Restructuring Accrual

In September 1997, VidaMed announced a restructuring program designed to reduce costs and improve operating efficiencies by closing the Company's U.K. manufacturing facility. The Company expects to incur approximately $252,000 in cash outlays during 1999. See also Note 5 of notes to condensed consolidated financial statements.


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

In early 1999, the Company completed its evaluation of its significant suppliers and large customers systems to determine the extent to which the Company's interface with these systems is vulnerable to the Y2K issue.The Company determined that Medicare coverage for supplies and devices in the office-based and ASC markets was delayed in mid-1998 due to Medicare announced Y2K problems. The ASC reimbursement program, which was expected to be effective January 1, 1999 is now likely to go into effect before mid-2000, at which time, office-based payments will begin their three year phase-in: 50% in 2000, 75% in 2001 and full payment in 2002. As a result of Medicare coverage delays, the Company established a $2.7 million reserve in the third quarter of 1998 for all office-based and ASC sales.

VidaMed's products are Y2K compliant and are able to operate in the Year 2000 and beyond. The Y2K issue is relevant to the hardware and software used in the TUNA System generator. There are two processors used in the generator. One processor does not have date sensitivity and the other is a motherboard assembly running Microsoft's Windows 95 Operating system. With regard to Windows 95 Operating system being Y2K compliant, Microsoft wrote in a letter dated September 10, 1996, to the UNITED STATES House of Representatives stating that, "All Microsoft's operating systems (MS-DOS, Windows 3.x, Windows 95, and Windows
NT) can handle files created up to the year 2108."

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

Item 3
           Quantitative and Qualitative Disclosures About Market Risk

The Company has assessed it's exposure to market risk based on it's current market risk sensitive instruments and determined that amounts are not material.


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

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

                           a) Exhibits

                                    (27.1) Financial Data Schedule

                           b) Reports on Form 8-K.

                                    No reports on Form 8-K were filed during the quarter ended March 31, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.


                               VIDAMED, INC.

Date:    May 14, 1999          By:     /s/   David J. Illingworth
       ----------------             ---------------------------------------
                                    David J. Illingworth
                                    Chairman, President, Chief Executive Officer

Date:    May 14, 1999          By:    /s/   Richard D. Brounstein
       ----------------            ----------------------------------------
                                    Richard D. Brounstein
                                    VP Finance, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)