Form 10-Q
period 1999-06-30
VIDAMED INC
filed 1999-08-16
CIK 929900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

                                       or

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________  to ____________________


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No


The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 20,650,603 as of August 13, 1999.


                                                     VIDAMED, INC.

                                                         INDEX

PART I: FINANCIAL INFORMATION
                                                                                                  Page
Item 1.      Financial Statements

             Condensed consolidated balance sheets - June 30, 1999
                  and December 31, 1998                                                             3

             Condensed  consolidated  statements  of  operations  - three months ended  June 30,  1999 and 1998 and six  months  ended June 30,
                  1999 and 1998.                                                                    4

             Condensed consolidated statements of cash flows - six months
                  ended June 30, 1999 and 1998                                                      5

             Notes to condensed consolidated financial statements                                   6


Item 2.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                          8

Item 3       Quantitative and Qualitative Disclosure About Market Risk                             13



PART II: OTHER INFORMATION

Item 1.      Legal Proceedings                                                                     14

Item 2.      Changes in Securities                                                                 14

Item 3.      Defaults Upon Senior Securities                                                       14



Item 4.      Submission of Matters to a Vote of Security Holders                                   14


Item 5.      Other Information                                                                     15


Item 6.      Exhibits and Reports on Form 8-K                                                      15

             Signatures                                                                            16



                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VidaMed, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                           June 30, December 31,
                                                             1999        1998
                                                           --------    --------
                                                          (Unaudited)     (*)
Assets
Current Assets:
     Cash and cash equivalents                             $  4,411    $  9,384
     Accounts receivable                                        736         228
     Inventories                                                891       1,228
     Other current assets                                       795       1,179
                                                           --------    --------
           Total current assets                               6,833      12,019

     Property and equipment, net                              1,316       1,797
     Other assets, net                                          287         316
                                                           --------    --------
           Total assets                                    $  8,436    $ 14,132
                                                           ========    ========

Liabilities and stockholders' equity
Current liabilities:
     Notes payable, current portion                        $  1,070    $    764
     Accounts payable                                           321         338
     Accrued professional fees                                  181         317
     Accrued clinical trial costs                               271         431
     Accrued and other liabilities                            2,157       2,362
     Accrued advertising costs                                  309         309
     Restructuring accrual                                      198         252
     Current portion of obligations under capital leases       --            22
     Deferred revenue                                           130         229
                                                           --------    --------
           Total current liabilities                          4,637       5,024

     Notes payable, long-term portion                         1,424       1,785

Stockholders' equity:

     Capital stock                                           97,235      95,542
     Accumulated deficit                                    (94,860)    (88,219)
                                                           --------    --------

           Total stockholders' equity                         2,375       7,323
                                                           --------    --------
           Total liabilities and stockholders' equity      $  8,436    $ 14,132
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



                                                     VidaMed, Inc.
                                    Condensed Consolidated Statements of Operations
                                        (In thousands except per share amounts)
                                                      (Unaudited)


                                                                         Three Months Ended                   Six Months Ended
                                                                              June 30,                             June 30,
                                                                     --------------------------          ---------------------------
                                                                       1999              1998             1999               1998
                                                                     --------          --------          --------          --------
Revenues:
     Product sales, net                                              $  1,208          $    861          $  2,196          $  2,236
     License fees and grant revenue                                        17                50                67               339
                                                                     --------          --------          --------          --------
     Net revenues                                                       1,225               911             2,263             2,575

Cost of Products Sold                                                     646               608             1,480             1,680
                                                                     --------          --------          --------          --------
Gross Profit                                                              579               303               783               895


Operating Expenses:
     Research and development                                             742             1,200             1,555             2,334
     Selling, general and administrative                                3,409             3,297             5,913             7,904
                                                                     --------          --------          --------          --------
     Total operating expenses                                           4,151             4,497             7,468            10,238
                                                                     --------          --------          --------          --------
Loss from operations                                                   (3,572)           (4,194)           (6,685)           (9,343)
Other income(expense), net                                                 87               (46)               44              (135)
                                                                     --------          --------          --------          --------
Net loss                                                             $ (3,485)         $ (4,240)         $ (6,641)         $ (9,478)
                                                                     ========          ========          ========          ========
Basic and diluted net loss per share                                 $  (0.17)         $  (0.24)         $  (0.33)         $  (0.58)
                                                                     ========          ========          ========          ========
Shares used in computing basic and diluted
     net loss per share                                                20,546            17,443            20,430            16,341
                                                                     --------          --------          --------          --------


                                                See accompanying notes.

                                                                                                                        Page 4 of 17




                                                     VidaMed, Inc.
                                    Condensed Consolidated Statement of Cash Flows
                                                    (In thousands)
                                                      (Unaudited)

                                                                                                             Six Months Ended
                                                                                                                  June 30,
                                                                                                         --------------------------
                                                                                                           1999              1998
                                                                                                         --------          --------
Cash flows from operating activities:
     Net loss                                                                                            $ (6,641)         $ (9,478)
     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                                      626               635
           Changes in assets and liabilities:
               Accounts receivable                                                                           (508)              693
               Inventory                                                                                      337              (251)
               Other current assets                                                                           384              (567)
               Other assets                                                                                    29                 5
               Accounts payable                                                                               (17)             (822)
               Accrued professional fees                                                                     (136)             (178)
               Accrued clinical trial costs                                                                  (160)                6
               Accrued interest payable                                                                      --                (225)
               Accrued restructuring cost                                                                     (54)             (569)
               Accrued and other liabilities                                                                 (205)              348
               Deferred revenue                                                                               (99)             (272)
                                                                                                         --------          --------
Net cash used in operating activities                                                                      (6,444)          (10,675)
                                                                                                         --------          --------

Cash flows from investing activities:
     Expenditures for property and equipment                                                                 (145)             (611)
                                                                                                         --------          --------
        Net cash used in investing activities                                                                (145)             (611)
                                                                                                         --------          --------

Cash flows from financing activities:
     Principal payments under capital leases                                                                  (22)              (58)
     Principal payments of notes payable                                                                      (55)             (716)
     Net proceeds from issuance of notes payable                                                             --               1,500
     Net proceeds from issuance of common stock                                                             1,693            17,865
                                                                                                         --------          --------
Net cash provided by financing activities                                                                   1,616            18,591
                                                                                                         --------          --------

Net (decrease) increase in cash and cash equivalents                                                       (4,973)            7,305
Cash and cash equivalents at the beginning
     of the period                                                                                          9,384             8,026
                                                                                                         --------          --------
Cash and cash equivalents at the end of the period                                                       $  4,411          $ 15,331
                                                                                                         ========          ========
Supplemental disclosure of cash flows information:
Cash paid for interest                                                                                   $    124          $    458
                                                                                                         ========          ========



                                                See accompanying notes.

                                                                                                                        Page 5 of 17

                                  VIDAMED, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

1.       Basis of presentation

The accompanying unaudited condensed consolidated financial statements of VidaMed, Inc. (the "Company" or "VidaMed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 1999 and the statements of operations for the three and six months ended June 30, 1999 and 1998, and the statements of cash flows for the three and six months ended June 30, 1999 and 1998, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-K, as amended, for the year ended December 31, 1998 filed with the Securities and Exchange Commission.


Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2.       Net loss per share


The Company calculates net loss per share in accordance with statement of Financial Accounting Standards No. 128 "Earnings per Share". Statement 128 requires the presentation of basic earning (loss) per share and diluted earnings per share, if more dilutive, for all periods presented. Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented.. As the Company has incurred losses from operations in each of the periods presented, there is no difference between basic and diluted net loss per share amounts.


3.       Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market value. Inventories at June 30, 1999 and December 31, 1998 consist of the following (in thousands):


                                                June 30,      December 31,
                                                  1999           1998
                                                 ------         ------
          Raw materials                          $   93         $  404
          Work in process                             0            261
          Finished goods                            798            563
                                                 ------         ------
                                                 $  891         $1,228
                                                 ======         ======

Reductions in Raw materials and Work in Process levels are due to the outsourcing of manufacturing.

4.       Notes Payable

During 1998, the Company finalized a commitment for $5.5 million in new debt financing with Transamerica Technology Finance, a division of Transamerica Corporation. The facility is secured by the Company's assets and consists of a revolving accounts receivable based credit line of up to $3 million and a $2.5 million equipment term loan. As of June 30, 1999, the term loan had funded in full at a rate of 12%.

As of June 30, 1999, we have borrowed approximately $200,000 against the revolving accounts receivable-based line at a rate of 9.75% per year. We were eligible to borrow approximately $330,000 against this line on June 30, 1999 and borrowed the remaining available balance in July.

5.        Restructuring Accrual

In September 1997, VidaMed announced a restructuring program designed to reduce costs and improve operating efficiencies by closing the company's U.K. manufacturing facility. The charge in the third quarter of 1997 was $2.1 million recorded in Cost of products sold.

The elements of the total charge as of June 30, 1999 are as follows (in thousands):

                                                        Representing
                                                --------------------------------
                                                                 Cash Outlays
                                       Total      Asset     --------------------
                                      Charges   Write-down  Completed     Future
                                      ------      ------      ------      ------
Fixed assets                          $  390      $  390      $ --        $ --
Facility shut down                     1,305        --         1,305        --
Grant                                    405        --           207         198
                                      ------      ------      ------      ------
Total Special Charges                 $2,100      $  390      $1,512      $  198
                                      ------      ------      ------      ------

6.       Reporting Comprehensive Income (Loss)

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported in shareholders' equity, to be included in other comprehensive income (loss). During the three and six months ended June 30, 1999 and 1998, the total comprehensive loss was not materially different from the net loss.

7. Common Stock

The increase in Capital stock, for the six months ended June 30, is due to the Company selling common stock, to the principals of Telo Electronics, one of our manufacturers. In this transaction, the Company issued 368,596 shares of common stock at a purchase price of $2.713 per share.

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is a discussion and analysis of Vidamed's consolidated financial condition and results of operations for the three months and six months ended June 30, 1999 and 1998. We also discuss certain factors that may affect our prospective financial condition and results of operations. This section should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes in Item 1 of this report and the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998, which has been filed with the Securities and Exchange Commission and is available from the Company at no charge.

Cautionary Statement Regarding Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on VidaMed's current expectations, beliefs, intentions or future strategies. The forward-looking statements concern, among other things, the availability of cash resources to fund continued operations and market acceptance of and the likelihood of additional Medicare reimbursement approvals for the TUNA Procedure. We base all forward-looking statements on information available to us on the date of this report. We do not undertake to such forward-looking statements to reflect events that arise after the date of this report. Actual results could differ materially from those in the forward-looking statements because of the factors described under "Liquidity and Capital Resources" and "Risk Factors" in this report and in our annual report on Form 10-K, as amended, for the year ended December 31, 1998.


Overview


We design, develop, and market urological systems that are used for urinary tract disorders. We primarily treat the enlarged prostate or Benign Prostatic Hyperplasia ("BPH"), a noncancerous condition of the prostrate gland affecting urination. VidaMed's primary product, the patented VidaMed TUNA System, is a reasonably priced alternative therapy that minimizes surgical invasion, side effects and complications for this condition. In the United States, we sell our products primarily through direct sales personnel. Internationally, we primarily sell to distributors who resell to physicians and hospitals.

VidaMed received FDA clearance to market the TUNA System in 1996, and in 1998, Medicare reimbursement became available for procedures using our equipment that are performed in hospitals. Currently, 38 states provide such reimbursement coverage. To achieve significant increases in sales, we must secure Medicare reimbursement approvals at least in all states with large populations of men over 50 years of age, which is our target patient population. Medicare coverage for supplies and devices in the office-based and Ambulatory Service Center ("ASC") markets was delayed in mid-1998 due to Medicare's review of its "Year 2000" compliance. We believe that Medicare reimbursement in doctors' offices and ASCs, as well as patient awareness and physician advocacy of the TUNA System and procedure, are our greatest challenges. Our business strategy is to focus marketing and sales efforts on patient education and physician support for our products and procedures until Medicare coverage issues are resolved, but, as discussed in "Liquidity and Capital Resources" below, we will not be able to do so without additional debt or equity financing.

Results of Operations

Net revenue for the three months ended June 30, 1999 was $1,225,000. This was an increase of $314,000 or 34% from $911,000 in the three months ended June 30, 1998. Product sales in the second quarter of 1999 increased 40% to $1,208,000 from $861,000 in the same period in 1998. The difference is due primarily to increased European sales.


For the first six months of 1999, net revenue decreased 12% to $2,263,000 from $2,575,000 during the same period of 1998. Product sales decreased by less than 2% from $2,236,000 for the first six months of 1998, to $2,196,000 for the first six months of 1999. The decrease is primarily due to a one time grant revenue, that was recognized in 1998.

Cost of product sold for the three months ended June 30, 1999 was $646,000, an increase of 6% or $38,000 from $608,000 for the three months ended June 30, 1998. This was due to higher product sales.

For the six months ended June, 30, 1999 cost of product sold ws $1,480,000 down 12% from $1,680,000 in the first six months of 1998. The decrease is due to a change in our sales and marketing efforts and outsourcing the manufacture of our hand pieces.

Research and development (R & D) expenses included expenditures for regulatory compliance and clinical trials. Clinical trial costs consist largely of payments to clinical investigators, product for clinical trials, and costs associated with initiating and monitoring clinical trials. R&D expenses decreased 38% to $742,000 in the three months ended June 30, 1999 from $1,200,000 in the three months ended June 30, 1998. For the six months ended June 30, 1999 expenses decreased 33% to $1,555,000 from $2,334,000 in the first six months of 1998. The decrease was primarily reduced clinical activity in 1999 and the launch of our current ProVu generation of product in 1998. The decrease was primarily due to reduced clinical activity in 1999, and resulting from the completion of the FDA clinical trial studies, and the completion of R&D expenditures for our current ProVu generation of product in 1998.

Selling, general and administrative (SG&A) expenses increased 3% to $3,409,000 in the three months ended June 30, 1999 from $3,297,000 in the three months ended June 30, 1998. For the first six months ended June 30, 1999 expenses decreased $1,991,000 or 25% from $7,904,000 in 1998 to $5,913,000 in 1999. The expenditures in 1998 included a charge to the allowance for doubtful accounts, as a result of the length of time involved in obtaining state Medicare coverage and transition to a new Chief Financial Officer. Expenses in 1999 included costs associated with reorganizing our U.S. sales force organization, including recruiting costs.

Other income/expense for the three months ended June 30, 1999 included income of $87,000 compared to an expense of $46,000 for the comparable period in 1998. For the six months ended June 30, 1999 other income was $44,000 compared to an expense of $135,000 for the six months ended June 30, 1998. Other income is primarily composed of interest income and expense.

VidaMed's results of operations have fluctuated in the past and may fluctuate in the future from year to year as well as from quarter to quarter. Revenues fluctuate as a result of several factors, including:

     o    Regulatory and reimbursement approvals

     o    Results of clinical trials

     o    The extent to which the TUNA System gains market acceptance

     o    Varying pricing promotions

     o    Volume discounts to customers and distributors

     o    Introduction of new products, and

     o    Introduction of competing alternative therapies for BPH.


Operating expenses fluctuate as a result of several factors, including:


     o    The timing of expansion of sales and marketing activities

     o    Costs and frequency of clinical activities, and

     o R&D and SG&A expenses associated with the potential growth of VidaMed's organization.


VidaMed does not anticipate reaching profitability in the near future. As discussed below under "Liquidity and Capital Resources," our cash on hand, cash flows from sales and credit agreements are not sufficient to fund the operations through profitability without additional equity or debt financing. If we are unable to secure such additional financing, management will substantially reduce staffing, clinical trials that support regulatory and reimbursement approvals, research and development and marketing and sales activities.


Liquidity and Capital Resources


At June 30, 1999, our cash and cash equivalents decreased by $5.0 million to $4.4 million, compared to $9.4 million at December 31, 1998. The decrease is due to operating expenses incurred in the normal course of business.

If we are unable to secure additional debt or equity financing this year, management will reevaluate and revise current operating plans, reduce spending and explore possible strategic relationships. We would be forced to reduce staff and discontinue or substantially reduce clinical trials, research and development and marketing and sales activities, and may not be able to continue as a going concern.

Our current cash balances and projected cash flows from the sale of products together with cash available under the Transamerica financing facility will not be sufficient to meet our current operating and capital requirements beyond approximately December 1999 without additional equity or debt financing. Management is pursuing and believes it can obtain additional financing, cannot give any assurance that we will be successful in securing such financing. Debt financing may require VidaMed to pledge assets and to comply with financial and operational covenants, or may not be available at all. Any future equity financing would result in dilution to our stockholders.

In October  1998,  the Company  finalized  a debt  financing  with  Transamerica
Technology Finance, a division of Transamerica Corporation. The facility is secured by the Company's assets and consists of a revolving accounts receivable-based credit line of up to $3 million and a $2.5 million equipment term loan. As of June 30, 1999, the term loan had funded in full. As of June 30, 1999, we have borrowed approximately $200,000 against the revolving accounts receivable-basd line at a rate of 9.75% per year. We were eligible to borrow approximately $330,000 against this line on June, 30 1999 and borrowed the remaining available balance in July.

Restructuring Accrual

In September 1997, VidaMed announced a restructuring program designed to reduce costs and improve operating efficiencies by closing our U.K. manufacturing facility. In 1997, we incurred a $2,100,000 charge in cost of goods sold due to the closure of the plant. The charge reflects $390,000 for the estimated loss on the abandonment of fixed assets, a $1,305,000 charge for our short-term obligation related to the closure of our British manufacturing facility and a $405,000 obligation to repay a grant received when we opened the facility. As of June 30, 1999, the remaining accrual balance is $198,000 and consists mainly of a grant repayment due by the end of 1999. See Note 5 of Notes to Condensed Consolidated Financial Statements.

RISK FACTORS

Our business, results of operations and financial condition are subject to a number of risk factors, in addition to those described above under "Results of Operations" and "Liquidity and Capital Resources."

Potential Loss of Nasdaq Listing

The continuing listing requirements for inclusion on the Nasdaq National Market require that we maintain minimum net tangible assets of $4.0 million. As of June 30, 1999, our net tangible assets decreased to $2.375 million. Although we are attempting to increase our net tangible assets through the sale of securities and increased sales of our products, the Nasdaq Stock Market, Inc. could initiate de-listing proceedings. There is no assurance that we will be able to raise sufficient capital or increase sales to meet the minimum net tangible asset listing requirements. In addition, there are other minimum listing requirements that VidaMed must continually satisfy, such as the requirement that our common stock cannot close below $1.00 for 30 consecutive trading days. The failure to satisfy any minimum listing requirement could cause the Nasdaq Stock Market, Inc. to initiate delisting proceedings.

Delisting from the Nasdaq National Market could adversely affect the liquidity and price of the Company's common stock. Moreover, investors may find it more difficult to dispose of or obtain accurate quotations for our common stock because the bid and asked quotations would be reported on an electronic bulletin board such as the OTC Bulletin Board or similar quotations medium.

Manufacturing

Three of the four major components of the TUNA System are manufactured by third parties. We manufacture the VTS PROVu Reuseable Handle at our headquarters facility in Fremont, California. Telo

Electronics manufactures the VTS Generator (Model 7600) at its facility in San Jose, California. Humphreys Systems manufactures the VTS Disposable Cartridge at its facility in Dublin, California. Karl Storz manufactures the VTS PROVu Telescope at its facility in Germany. The transition to Humphreys was completed during the quarter ended June 30, 1999.

By outsourcing our manufacturing, we are at risk that our manufacturers will be able to supply us with our products as ordered. Our products are continuously subject to Food and Drug Administration regulation, including recordkeeping and reporting requirements regarding use of the device. Manufacturing facilities where we outsource products are also subject to periodic inspection by federal, state and foreign regulatory agencies. Failure of our manufacturers to comply with regulatory requirements could adversely effect our business.


Impact of Year 2000


Many currently installed computer systems and software products are coded to accept, store, or report only two digit year entries in date code fields. Beginning in the Year 2000 (Y2K), these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. The Y2K issue is a result of these programs being written with two digits instead of four. As a result, computer systems and software used by companies, including us and our vendors and customers, will need to comply with the Y2K requirements. We presently believe that as a byproduct of normal business system modifications and upgrades and the short length of time we have been in operation, the Y2K issue should not have a material effect on our current financial position, liquidity or results of operations. However, this does not completely prevent the possibility of problems arising related to the Y2K that could have a material impact on our operations.

We are aware of the Y2K issue and have been proactive in addressing the issue internally and externally. Our primary software system is currently Y2K compliant. We do not depend on in-house custom systems and generally purchases off the shelf software from reputable vendors who have tested their software for Y2K compliance. The Y2K issue is being considered for all future software purchases. Although we believe the Y2K issue will not pose material operational problems for our computer systems, there can be no assurance that problems arising from the Y2K issue will be completely eliminated.

         In early 1999, the Company completed its evaluation of its significant suppliers and large customers systems to determine the extent to which the Company's interface with these systems is vulnerable to the Y2K issue. The Company determined that Medicare coverage for supplies and devices in the office-based and ASC markets was delayed in mid-1998 due to Medicare announced Y2K problems. The ASC reimbursement program, which was expected to be effective January 1, 1999 is now likely to go into effect before mid-2000, at which time, office-based payments will begin their three year phase-in: 50% in 2000, 75% in 2001 and full payment in 2002. As a result of Medicare coverage delays, the Company established a $2.7 million reserve in the third quarter of 1998 for all office-based and ASC sales. Other than issues related to Medicare, none of our significant suppliers or large customers has notified us that they have significant Y2K problems. Even where assurances are received from third parties there remains a risk that failure of systems and products of other companies on which we rely could have a material adverse effect on our business.

We are aware of the Y2K issue and have been proactive in addressing the issue internally and externally.

     o    Our primary software system is currently Y2K compliant.

     o    We do not depend on in-house custom systems

     o We purchase off the shelf software from reputable vendors who have tested their software for Y2K compliance.

     o    The Y2K issue is being considered for all future software purchases.

Although we believe the Y2K issue will not pose material operational problems for our computer systems, there can be no assurance that problems arising from the Y2K issue will be completely eliminated.

         Our products are Y2K compliant and are able to operate in the Year 2000 and beyond. The Y2K issue is relevant to the hardware and software used in the TUNA System generator. There are two processors used in the generator. One processor does not have date sensitivity and the other is a motherboard assembly running Microsoft's Windows 95 Operating system. With regard to Windows 95 Operating system being Y2K compliant, Microsoft wrote in a letter dated
September 10, 1996, to the U.S. House of Representatives stating that, "All Microsoft's operating systems (MS-DOS, Windows 3.x, Windows 95, and Windows NT) can handle files created up to the year 2108." We have not, however, independently verified Microsoft's claim.

         We have not and do not expect to have material costs associated with the Y2K issues.

We believe we have an effective program in place to resolve Y2K issues in a timely manner. We also have contingency plans for certain critical applications and are working on such plans for others. These contingency plans involve, among other actions:

     o    Manual workarounds,

     o    Increasing inventories

     o    Adjusting staffing strategies.

In the event that we do not completely resolve all of the Y2K issues, our business operations could be adversely affected, although the resulting costs and loss of business cannot be reasonably estimated at this time.

         The most reasonably likely worst case scenario relates to our ability to use our computerized manufacturing and accounting system. Although the software product is Y2K compliant, other unforeseen factors could render it inoperative. This occurrence would require us to manually prepare documents, such as shipping documents, invoices and checks, to keep the business running. Such tasks would be more time consuming and would likely require additional human resources to complete.


Item 3            Quantitative and Qualitative Disclosures About Market Risk

We have assessed our exposure to market risk based on our current market risk sensitive instruments and determined that amounts are not material.

PART II: OTHER INFORMATION

Item 1.           Legal Proceedings

                  None

Item 2.           Changes in Securities

                  None

Item 3.           Defaults upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders


VidaMed held its annual meeting on June 3, 1999. Our stockholders voted on the following:

The stockholders approved an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized common shares from 30,000,000 to 60,000,000. There were 14,940,299 votes for, and 1,815,378 against the proposal, with 1,852,359 abstentions.


The election of directors was conducted and the following nominees were elected, with the following vote count:

                                                Votes                    Votes
         Name                                   For                     Withheld
         ----                                   ---                     --------
         Franklin D. Brown                   18,380,044                  227,992
         Robert Erra                         18,381,589                  226,447
         David J. Illingworth                18,386,371                  221,665
         Wayne I. Roe                        15,579,406                3,028,630
         Michael H. Spindler                 18,380,289                  227,747

The stockholders approved an amendment to our 1995 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for future issuance under the plan by 200,000 shares to a new total of 600,000 shares. There were 10,312,832 votes for, and 589,954 votes against the amendment, with 122,591 abstentions and 7,582,659 shares were not voted.

The stockholders did not approve an amendment to the 1992 Stock Plan to increase the number of shares of common stock reserved for future issuance by 1,200,000 shares to a new total of 5,500,000 shares. There were 4,058,264 votes for, and 6,591,311 against the amendment, with 148,901 abstentions. 7,809,560 shares were not voted.

The stockholders approved an amendment to the 1995 Director Option Plan to eliminate the vesting provisions and to vest immediately any future options granted. There were 14,761,446 votes for, and 3,649,417 votes against the amendment, with 197,173 abstentions.

The stockholders ratified Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 1999. There were 18,336,879 votes for, and 189,177 against ratification, with 81,980 abstentions.


Item 5.           Other Information


Management Changes

In June 1999, several changes occurred in our management and on our Board of Directors. David Illingworth resigned as President and Chief Executive Officer to become Executive Chairman of the Board, effective August 1, 1999. Mr. Illingworth will devote up to 50 percent of his working time to strategic relationships and strategic planning. He continues to serve as Chairman of the Board of Directors. Mr. Illingworth's contract with VidaMed for his services as Executive Chairman is attached as exhibit 10.19 to this report.

Randy Lindholm, who had been our Executive Vice President of Sales and Marketing, was promoted to President and Chief Executive Officer, effective August 1, 1999. Mr. Lindholm also joined the Board of Directors. Mr. Lindholm's contract with VidaMed for his services as President and Chief Executive Officer is attached as exhibit 10.20 to this report.

Two members of the Board of Directors of VidaMed resigned in June 1999. Wayne Roe resigned due to potential conflicts in his relationship with a major health care industry consulting firm. Mr. Roe's resignation was effective August 1, 1999. Frank Brown resigned due to personal health reasons. Mr. Brown's resignation was effective July 1, 1999.

VidaMed now has 4 members on its Board of Directors. A nominating committee of the Board, consisting of Robert Erra and Mr. Illingworth, has been formed to conduct a search for a new Board member.


Item 6.           Exhibits and Reports on Form 8-K


                  (a)      Exhibits

                           10.19 Transition Agreement between VidaMed, Inc. and David Illingworth, dated June 26, 1999.

                           10.20 Employment Agreement between VidaMed, Inc. and Randy Lindholm, dated June 22, 1999.

                           27.1     Financial Data Schedule

                  (b)      Reports on Form 8-K.


                           No reports on Form 8-K were filed during the quarter ended June 30, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            VIDAMED, INC.

Date:     August 13, 1999                   By:     /s/   Randy D. Lindholm
       -------------------------                 ------------------------------------
                                                 Randy D. Lindholm
                                                 President, Chief Executive Officer

Date:     August 13, 1999                   By:    /s/   Richard D. Brounstein
       --------------------------                ----------------------------------------
                                                 Richard D. Brounstein
                                                 VP Finance, Chief Financial Officer
                                                 (Principal Financial and Accounting Officer)

