Form 10-K/A
period 1998-12-31
VIDAMED INC
filed 1999-08-30
CIK 929900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 2


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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendments to this Form 10-K. [ ]


The aggregate market value of the Common Stock of the registrant held by non-affiliates as of August 13, , 1999 was $37,439,543.

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 20,650,603 as of August 13, 1999.



                       Documents incorporated by reference

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 1999 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K/A.

                                  VIDAMED, INC.

                                      INDEX


                                                                         Page
PART I                                                                  Number
                                                                        ------


     Item 1.  Business                                                     3
     Item 2.  Properties                                                  10
     Item 3.  Legal Proceedings                                           10
     Item 4.  Submission of Matters to a Vote of Security Holders         11

PART II

     Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters                                         11
     Item 6.  Selected Financial Data                                     11
     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operation                          12
     Item 7A  Quantitative and Qualitative Disclosures About
              Market Risk                                                 21
     Item 8.  Financial Statements and Supplementary Data                 22
     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                         37

PART III

     Item 10. Directors and Executive Officers of the Registrant          37
     Item 11. Executive Compensation                                      38
     Item 12. Security Ownership of Certain Beneficial Owners and
              Management                                                  38
     Item 13. Certain Relationships and Related Transactions              38

PART IV

     Item 14. Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                                 38

                                     PART I

Item 1 - BUSINESS

            Cautionary Statement Regarding Forward-Looking Statements


This report on Form 10-K contains, in addition to historical information, forward-looking statements that are based on current expectations and beliefs. Such forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially. Some of the factors that could cause actual results to differ materially include, among others, market acceptance of the VidaMed Tuna Procedure, availability of cash resources sufficient to fund operations, availability and timing of third-party reimbursement for procedures performed with the VidaMed Tuna System, the possible volatility of VidaMed's Stock Price, the factors discussed herein under "Marketing and Customers," "Clinical Status," "Manufacturing," "Research and Development," "Patents, Trademarks and Licenses" "Management's Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting Results of Operations" including the risk factors discussed therein. VidaMed undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents we file from time to time with the securities exchange commission, including VidaMed's quarterly reports on Form 10-Q and any current reports on Form 8-K filed in 1999.

     General information

         VidaMed, Inc. (the "Company" or "VidaMed") designs, develops, manufactures and markets technologically and clinically advanced, cost effective systems for urological conditions. Our initial focus is upon the treatment of the enlarged prostate or benign prostatic hyperplasia (BPH). Our first product, the patented TUNA System, is designed to offer a cost effective, minimally invasive alternative therapy with compelling clinical advantages for BPH treatment. We commenced manufacturing production and international product sales in 1993. We received clearance from the Food and Drug Administration (FDA) in October 1996, and received Medicare CPT code # 53852, effective January 1, 1998, for the treatment of symptoms associated with BPH. We sell our products primarily to urologists and hospitals in the United States, and internationally to distributors who resell to physicians and hospitals. Information regarding the amounts of revenue, operating loss and assets are provided in the financial statements included in this Report on Form 10-K - See Part II, Item 6 "Selected Financial Data" and Item 8 "Financial Statements and Supplementary Data."

         We were founded as a California corporation in July 1992 and were reincorporated in Delaware in June 1995. Our principal offices are located at 46107 Landing Parkway, Fremont, California. Our telephone number is (510) 492-4900.

     Overview

         The prostate is a fibromuscular gland that surrounds the urethra and lies immediately below the bladder in the male. The normal prostate is approximately the size of a walnut. The prostate gradually enlarges over one's lifetime. The condition responsible for this is BPH. As the benign nodules grow around the tube-like urethra, this growth obstructs the flow of urine released from the bladder. As a result of BPH, men begin to experience problems with urination which include:

     o   Decreased force of urinary stream;
     o   Frequency, the need to urinate more often, especially at night;
     o   Urgency, the sudden sensation that you need to find a toilet; and
     o   Incomplete emptying of the bladder.


         A delay in treatment can have serious consequences, including complete obstruction (acute retention of body waste or urine), urinary tract infections, loss of bladder functions, and in extreme cases, kidney failure. The symptoms can be debilitating and can significantly alter a sufferer's quality of life.

         BPH is a very common condition among older men. According to industry sources, the percentage of men suffering from symptoms of BPH is approximately 50% for men in their fifties and increases to more than 75% for men over eighty. It is estimated that approximately 23 million men worldwide have urinary tract problems associated with BPH, including approximately 14 million men in the United States. Many patients experiencing

BPH are regularly monitored and given clinical tests by their physicians but, due in part to the side effects and complications associated with current BPH therapies, elect not to receive active intervention (a course of inaction known as watchful waiting). If symptoms persist or worsen, drug therapy or surgical intervention is usually recommended. The most common surgical procedure is Transurethral Resection of the Prostate (known as TURP), an invasive procedure in which portions of the prostatic urethra and surrounding tissue are removed thereby widening the urethral channel for urinary flow.

         Prior to the advent of drug therapy in the mid-1990s TURP was the principal method of treatment for BPH. Although the number of TURP procedures performed in the United States has been declining progressively in recent years, TURP remains one of the most common surgical procedures performed on men in the United States and represents a major surgical expense reimbursed by Medicare. We believe that the numerous complications associated with TURP and the acceptance of drug therapy have lead to a decline in the number of TURP procedures performed in the United States, from a total of 450,000 in 1992 to 150,000 in 1998.

         Less invasive surgical procedures to treat the symptoms of BPH have been developed. We feel that the development of less invasive procedures for the treatment of BPH has developed from patients who fail drug therapy or otherwise are looking for less radical alternatives than TURP or a lifetime on drug therapy.

         Total BPH related expenditures exceed $10 billion worldwide, approximately $5 billion of which was spent in the United States. Industry sources estimate that in excess of 1.5 million men currently receive medical treatment for BPH in the United States. Industry sources estimate that approximately 450,000 BPH patients outside the United States are currently receiving drug therapy, and that approximately 550,000 TURP procedures are performed annually outside the United States.

         The BPH market is large and can be expected to continue to grow due to the general aging of the world's population, as well as increasing life expectancies. According to U.S. Census Bureau reports, the population of men 50 years of age and older in the United States is growing approximately 25% annually and is expected to reach approximately 39 million in 2005. Improved education on healthcare issues may also encourage more men to seek treatment of their BPH symptoms.

         Medicare, which covers approximately 80% of BPH patients in the U.S. is under ever increasing budget pressures. The rising cost of healthcare in the United States has also influenced public support for managed care in order to control spending. Hospitals and doctors are now forced to compete for the managed care dollars. We believe that we are well positioned to provide both payors and physicians a cost-effective alternative to drug therapy, invasive surgery, and other less invasive surgical procedures.

     The TUNA System and Procedure

         We have developed the TUNA System to provide the therapy of choice for BPH over watchful waiting, drug therapy and current surgical therapies. Our TUNA Procedure is designed to restore and improve urinary flow while resulting in fewer complications and adverse effects, shorter recovery time and greater cost effectiveness than other BPH therapies. We believe that the overall cost of treatment with the TUNA Procedure will be less than the cost of most other interventional BPH therapies because the procedure is designed to be performed in an office or outpatient setting and to result in fewer complications.

         The VidaMed TUNA System (VTS) is designed to deliver low levels of radio frequency energy directly into prostate tissue to relieve the symptoms associated with BPH. The principal components of the VTS PROVu TUNA System are:

         VTS RF Generator,  a low power radio frequency  energy generator (Model
7600). The 7600 Model VTS Generator is designed specifically for use with the PROVu cartridge, but is compatible with all previous models as well. This computerized generator system is the control center for the TUNA Procedure. It interprets and regulates the radio frequency energy delivered into each prostatic lobe. In the automatic mode, the VTS Generator provides simultaneous monitoring of urethral, prostatic and rectal temperatures to prevent damage to the urethra, charring of prostate tissue and damage to the rectum. The manual mode allows physicians to customize the lesion for optimal results in atypical prostates. The VTS RF Generator continuously and automatically monitors the procedure to reach the ideal treatment levels in each lobe of the prostrate. The VTS Generator has an automatic shut-off activated by both temperature and impedance measurements to ensure controlled tissue shrinkage. The integrated computer records patient lesion information for medical records and reimbursement.

         VTS PROVu(TM) Cartridge, a single-use cartridge containing two needles that extend at an approximate 90 degree angle from the cartridge's clear tip. Each needle, which delivers radio frequency energy into the prostatic tissue, is equipped with a patented insulation shield to thermally protect the urethra during the procedure. Within each shield is an apparatus that monitors internal temperatures during the procedure.

         VTS PROVu Reusable Handle, a device that attaches to the cartridge to provide simultaneous needle deployment; and

         VTS PROVu Telescope, an optical device designed to allow direct tissue viewing and precise positioning of the cartridge during the procedure. A unique feature of the PROVu Telescope and Handle is the ability to adjust the scope forward or back during a procedure to view the placement of the needles into the tissue. The PROVu Telescope meets the highest optical standards found in the industry and is compatible with all major medical grade video camera systems and light sources.

         The TUNA Procedure shrinks targeted tissue in and surrounding the prostrate, leading to improved urinary flow. It can generally be performed in under an hour with local anesthesia such as lidocaine jelly and an oral sedative. Some physicians also prefer to use a prostate block or intravenous sedation. The VTS PROVu is inserted into the patient's urethra, and the two-shielded needle electrodes are then advanced into one of the two lateral lobes of the prostate. Controlled radio frequency energy delivered by the needle electrodes heats targeted portions of the prostate lobe to temperatures of 90 to 100 degrees centigrade, creating a localized area of treated tissue measuring approximately one to two centimeters in diameter, while the shields protect the urethra from thermal damage. Once a lesion of sufficient size has been created, the urologist retracts the needles and places the apparatus at the next site to be treated and repeats the process. Typically, two or more treatments in each lateral lobe of the prostrate are performed depending upon the size of the prostate. If the patient is unable to urinate due to temporary swelling or irritation of the urethra, a catheter may be inserted into the patient's urethra. This catheter, if inserted, is typically left in place for one to three days. Based on our randomized FDA audited trials as published in the May 1998, Journal of Urology, there was an 8% incidence of post-procedure urinary tract infection symptoms/urethral stricture resulting in a complete inability to urinate, and a 32% incidence of post-procedure bleeding. There was no reported incidence of impotence, retrograde ejaculation (the reverse flow of semen which can result in sterility), or incontinence.

         We believe that the TUNA System design offers significant advantages over other BPH therapies. Because the components of the TUNA System shield the urethra and deliver radio frequency energy directly into the interior of the prostate, the procedure protects the prostatic urethra and reduces the risk of unintended thermal damage to surrounding structures. In other procedures where this control does not exist, the urethra and other structures can be damaged or destroyed, causing significant patient discomfort and complications.

         We believe that the cost of the TUNA procedure in the United States, including physician charges, will be significantly less than the overall cost of TURP due in large part to overnight hospital stays. The capital cost for our TUNA System is less than the cost for microwave devices used for other minimally invasive BPH procedures. A complete TUNA System has a list price of $80,000, with a per procedure disposable cost of approximately $795. During the fourth quarter of 1998, we introduced a fee per use program whereby we provide access to TUNA Systems without requiring the purchase of the TUNA System, but charge a fee of $2,639 for each TUNA Procedure performed.

         In addition to providing procedural alternatives, we believe the VidaMed TUNA Procedure also provides patients, physicians and health care payors with a clinically and economically superior alternative to ongoing drug therapy. To date, the symptomatic relief experienced by patients in our clinical trials suggest that the TUNA procedure provides greater relief than the results reported for drug therapy or watchful waiting. Additionally, our available three-year U.S. clinical follow-up data and four-year international follow-up data for TUNA patients do not suggest the need for a significant number of re-treatments within these time frames. However, there can be no assurance as to whether and how frequently TUNA patients will require retreatment.

     Alternative BPH Therapies

         Watchful Waiting

         The majority of BPH patients are initially managed through watchful waiting, an approach entailing periodic visits to physicians and clinical testing. The aim of watchful waiting is to monitor the patient's symptoms, treat some of the attendant complications such as bladder infections, and determine whether and when more active intervention is required. For many BPH sufferers, watchful waiting represents only a temporary option due to generally worsening symptoms that eventually require therapeutic intervention. We believe that many health care payors have encouraged watchful waiting or drug therapy over surgical intervention, due in large part to the higher costs of interventional therapy, particularly TURP procedures.

         Drug Therapy

         Drug therapy for BPH has been available since the commercial availability of four primary orally administered pharmaceutical products:
Proscar (sold by Merck KGaA) in 1992, Hytrin (sold by Abbott Laboratories) in 1993, Cardura (sold by Pfizer Inc.) in 1995 and Flomax (sold by Boehringer Ingelheim Pharmaceuticals, Inc.) in 1997. These remain the primary drug therapies currently available although several other pharmaceutical products are currently available or undergoing clinical trials for BPH symptom relief.

         Proscar blocks hormones that stimulate growth of the prostate. Hytrin, an alpha-blocker, disables alpha-receptors on smooth muscle cells in the area of the prostate, causing muscle relaxation that alleviates some of the symptoms of BPH. Cardura and Flomax, also alpha-blockers, act in a manner similar to Hytrin. Side effects of alpha-blockers include dizziness, headache and fatigue. Side effects of Proscar include impotence, decreased libido and other sexual dysfunction Drug therapy generally must be administered daily for the duration of the patient's life at an average annual cost of approximately $600 per year.

         Surgical Treatments for BPH

         Transurethral Resection of the Prostate. ("TURP"). TURP has been the primary interventional treatment method for BPH since the 1940s and remains the most common BPH surgical procedure. TURP is an inpatient procedure requiring general anesthesia or regional anesthesia administered into the spinal column. Patients usually remain in the hospital for 2-5 days and experience a 6-week recovery period. The TURP procedure is performed by a physician, who uses a visualization scope (known as a cystoscope) inserted through the urethra to view the prostate and an electrically powered metal loop to remove a substantial portion of the prostate. While TURP results in a dramatic improvement in urine flow, it can also result in serious complications. A significant amount of bleeding occurs during the procedure, and due to the trauma to the urethra, patients may experience pain during urination and require the insertion of a tube into the urethra to keep the urinary canal open, which tube is typically left in place for several days or longer. The initial cost to the hospital of the equipment needed to perform TURP, including a power source, cystoscope and electrosurgical loop, is approximately $20,000, and this equipment is generally reusable. The TURP procedure costs several thousands of dollars exclusive of post-operative hospitalization.

         A large number of TURP patients experience complications. Virtually all patients experience a burning sensation upon urination that lasts for up to three weeks following the procedure. Based on our randomized FDA audited trials as published in the May 1998, Journal of Urology, other complications include:

o        Impotence - 13% of patients;

o Retrograde ejaculation (the reverse flow of semen, which often results in sterility) - 38% of patients;

o        Post-Procedure Bleeding - 100%

o Urinary tract infection symptoms/urethral stricture resulting in a complete inability to urinate - 20% of patients; and

o        Incontinence - 4% of patients;

According to the United States Department of Health and Human Services, approximately 2% of TURP patients die as a result of the procedure and related complications. At least 10% of TURP patients develop BPH symptoms again and require retreatment within five years.

         Transurethral Microwave Therapy (TUMT). The TUMT procedure is performed by inserting an apparatus into the urethra to deliver microwave energy to destroy prostatic tissue. TUMT is typically performed in an outpatient setting under local anesthesia, which may be supplemented by intravenous sedation. Although early experience with TUMT has demonstrated some success in alleviating the symptoms of BPH, we believe the difficulty of controlling the absorption of microwave energy in tissue may cause varying treatment outcomes. The primary microwave treatments are discussed below:

o In 1996, a microwave system marketed by EDAP Techomed, Prostatron, received FDA clearance for treatment of symptoms associated with BPH. Microwave systems have been marketed in certain European countries for several years. We believe the Prostatron generator is costs approximately $295,000, and per-procedure disposable costs are estimated to be $600.

o In 1997, a U.S. based company, Urologix, received FDA clearance to market the Targis System for the treatment of the symptoms associated with BPH. This system has a capital equipment list price of $150,000 with a per procedure disposable cost of about $1,200.

         Both the EDAP Techomed and Targis systems are also sold as a mobile work station on a turnkey, fee-per-use basis, generally costing $3,000 and higher.

         Due to the design configurations of the microwave based systems, we believe these systems limit the number of patients with BPH that can be treated. We believe that the cost of the capital equipment and single-use disposable items combined with the postoperative complications will limit the use of this treatment method.

         Interstitial Laser Coagulation. FDA cleared Johnson & Johnson's Indigo LaserOptic(TM) Treatment System for U.S. marketing in December 1997. This treatment uses a diode laser to directly view targeted tissue. Preliminary studies indicate that treatment outcomes compare favorably to TURP in terms of safety. Complications remains a concern with extended post-procedure catheterization approaching 2 weeks and increased urinary tract infections in some patients. Capital equipment costs approximately $50,000, and per procedure disposable laser fibers are approximately $600.

         Other Treatment Methods

         Transurethral Vaporization of the Prostate (TVP). TVP is a variation of TURP. It was introduced in January 1995 by Circon Corporation. TVP is performed in a manner similar to using a paint roller and delivers electrical energy to vaporize the urethra and prostate. It utilizes the same radio frequency generator as does TURP, thus requiring no additional capital expense. The TVP has similar efficacy as TURP with less bleeding and shorter post-operative catheterization, but other complications are similar to those of TURP.

         Transurethral Evaporization of the Prostate (TUEP). TUEP utilizes high wattage laser energy at high power levels to cause evaporization of the prostate. This procedure results in many of the same complications as TURP but usually results in reduced blood loss. While clinical studies have indicated that when properly performed, TUEP results in statistically significant improvements for patients, the use of TUEP is generally limited due to its prolonged operative time, requirement of general anesthesia, specialized equipment, and cost. TUEP takes 25%-50% longer than a standard TURP.

         High  Intensity  Focused  Ultrasound  (HIFU).  High  intensity  focused ultrasound (HIFU) uses a customized ultrasound probe to deliver precise high-energy ultrasound (acoustic energy) to small-localized areas. This produces high tissue temperatures and destroys target tissue. Clinical trials for HIFU systems are currently underway in the United States and Japan. The procedure may be performed in an outpatient setting under local anesthesia, but general anesthesia may be required if the patient is unable to remain still during the procedure. Additionally, HIFU is sub-optimal in-patients with large glands, and is not recommended in the median lobe and for patients with multiple calcium deposits. Early studies show that treatment outcomes are variable, and complications include tissue sloughing that may require catheterization, and blood in urine and seminal fluid. We believe that ultrasound systems used in HIFU are currently being marketed at a price of approximately $100,000.

         Other procedures attempt to create an opening for urinary flow without removing prostatic tissue. These procedures include transurethral incision of prostate (TUIP), balloon dilation and stenting. Open surgery, in which the entire prostate gland is removed, is often used as a treatment for prostate cancer but is rarely used for treatment of BPH.

Marketing and Customers

         We have positioned ourself for worldwide distribution of the TUNA System. Our sales and marketing staff is located in the United States, United Kingdom and Germany where direct distribution takes place. In the United States, we market the TUNA System through a network of four regional sales managers supported by both independent dealers and sales representatives. Internationally, we primarily sell to distributors who resell to physicians and hospitals.

         Century Medical, Inc. paid a total of $1.0 million in 1995 and 1996, for exclusive distribution rights in Japan for a period of five years commencing with the receipt of Japanese regulatory approval for the TUNA System. In July 1997, the Japanese Ministry of Health and Welfare approved the VTS for sale and a reimbursement level of 250,000 Yen for the procedure. We commenced shipments to Century Medical at that time, and received an additional one-time $500,000 royalty. We believe that exclusive of the cost of drug therapy and hospitalization fees, the annual cost of treating BPH in Japan is approximately $80 million and that there are approximately 90,000 TURP procedures are being performed each year in Japan.

         Urologists around the world have adopted VidaMed's TUNA Procedure as a new treatment for symptomatic BPH. Many of those urologists teach at prestigious universities or are affiliated with leading hospitals. We believe that the endorsements made by these early adopters will assist U.S. and worldwide marketing efforts to create acceptance in the urological community. We will continue to be represented at all major urology conferences in the United States and the rest of the world. We have prepared a Physician Practice Building Kit that contains a number of patient awareness and education materials for urologists to use to expand their medical practice once their state Medical Director activates the TUNA CPT payment code in their state.

         We are committed to delivering a quality product to our customers and to reinforce product delivery with excellent customer service and field support.

Clinical Status

         We are performing clinical trials of the TUNA Procedure to obtain clinical data to support new indications, to obtain long-term data, and to gather data in supporting reimbursement approvals in various markets. We began international clinical evaluation of the TUNA Procedure in March 1993 and U.S. trials in November 1994. We are currently involved in clinical trials in Germany, France, and Spain for reimbursement approval and acceptance within the medical community. Multi-center studies in the U.S. are in progress to evaluate the ProVu system in the treatment of the median lobe; an anesthesia study is ongoing to scientifically document the treatment of TUNA in the office. Several independent studies are ongoing to evaluate the TUNA procedure to support the expansion of labeling claims, as to how the procedure is used.

         In clinical trials conducted both in the United States and internationally, the majority of TUNA patients for whom follow-up data is available show significant relief from BPH symptoms. Follow-up data collected includes urine flow rates and two standard measures of BPH symptom relief: (i) symptom score and (ii) quality of life score. We believe the results to date indicate that the TUNA System provides clinically significant relief from the symptoms associated with BPH. These results are based on data published in peer-reviewed articles and publications in top Urology journals on one-year follow-ups in the United States. Scientific papers are currently being presented on U.S. two and three-year data from these initial FDA trials.
Three to four-year follow-up has been published internationally.

         In early 1999, the Blue Cross Blue Shield technical evaluation committee reviewed the TUNA Procedure in multiple settings beyond clinical trials. Those settings included TUNA Procedures performed in medical centers in the United States, Canada, Australia South Africa, Israel and Europe. The committee evaluated the TUNA Procedure in light of the following five factors:

o    The  technology  must  have  approval  from  the   appropriate   government
     regulatory bodies;

o The scientific evidence must permit conclusions concerning the effect of the technology on health outcomes;

o    The technology must improve the net health outcome;

o    The technology must be as beneficial as any established alternatives; and

o    The improvement must be attainable outside the investigating settings.

The committee determined that the TUNA Procedure satisfied each of those factors. We believe that the Blue Cross Blue Shield report provides further support for the TUNA Procedure as a viable alternative to the TURP procedure.

Manufacturing

         During 1998, we manufactured the new VTS PROVu reusable handle for commercial sale at our facility in Fremont, California. At various assembly stages, each production lot was thoroughly tested by trained personnel to ensure compliance with our stringent specifications. Our quality assurance group independently verified, at various steps in the manufacturing cycle, that product fabrication and inspection processes met our specifications and applicable regulatory requirements.

         In 1998, we completed ISO 9001 certification at the Fremont facility and obtained the necessary CE Mark (European authorization) for the ongoing sale of our products in Europe.

         Also during the year, we successfully completed a U.S. FDA/State of California regulatory audit, which resulted in us obtaining a license to manufacture our product in Fremont.

         We contract with Telo Electronics aka Sanmina MPD to manufacture the VTS Generator, and with Karl Storz in Germany to manufacture our VTS PROVu Telescope. In January 1999, we began transitioning the manufacturing of our disposable cartridge to Zeiss Humphrey Systems. Both Telo Electronics and Zeiss Humphrey Systems are located in the Silicon Valley area.

Research and Development

         Our research and development efforts are currently focused on improving the features and reducing both the cost of the TUNA System and the time it takes to perform a TUNA Procedure. Ongoing research and development efforts include increasing the range of energy output of the radio frequency generator, providing support for clinical trials, working with physicians to develop product enhancements and developing devices for urological applications in addition to BPH. Our in-house research and development program uses a network linking computer assisted design and manufacturing capability and advanced graphic design workstations with a computerized machine shop. These capabilities allow us to produce molds, custom parts and tooling, enabling rapid prototyping and pre-production evaluation of devices. We have fully funded all research and development. The amounts expensed, in thousands, for 1996, 1997 and 1998 respectively are $5,742, $6,003 an $4,241.

Backlog

         We do not have a backlog of orders for our products in countries where the TUNA System is sold and anticipate that we will continue to ship orders after their receipt. Accordingly, we do not anticipate that we will develop a significant backlog in the future.

Patents, Trademarks and Licenses

         We have been issued 42 United States patents and 40 foreign patents covering a method of prostate ablation using the TUNA System and the design of the TUNA System. At the end of fiscal 1998, we had 16 patent applications pending in the United States and 49 corresponding patent applications pending in various foreign countries. Our patents focus on methods for delivery of low power radio frequency energy to the prostrate for the treatment of BPH. We also have rights to technology with allows our products to deliver radio frequency energy to other organs of the human body while protecting surrounding tissue Our patents materially support our place in the market by preventing others from making, using, or selling devices which copy our treatment methods and equipment. It is our policy to pursue aggressively protection of our patents.

         We also enter into patent and technology licensing agreements with others when management determines it in the Company's best interest to do so. We pay royalties under existing patent license agreements for the use of patents in certain of our products, which patents are licensed for the life of the patents.

         We own various trademarks that we use in our business. These assets are valuable to us, the most important of which are "TUNA", and our "V device" corporate logo.

         There can be no assurance that our issued United States patents, or any patents which may be issued as a result of our applications, will offer any degree of protection. There can be no assurance that any of our patents or patent applications will not be challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

         We have been and may in the future be notified that the Company may be infringing the patents or other proprietary rights of others. If infringement is established, we could be required to pay damages and be enjoined from selling the infringing products or practicing processes. Moreover, if we were unable to alter our products or processes to avoid the infringement claim, we might be required to obtain licenses and there can be no assurance that necessary licenses could be obtained on satisfactory terms, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Results of Operations" - "Uncertainty Regarding Patents and Protection of Proprietary Technology."

Employees

         As of December 31, 1998, we employed 88 individuals on a full-time basis. Of these, 84 were located in the United States, 3 in the United Kingdom and 1 in Germany. We also have several part-time employees and consultants. Our employees in Europe are covered under standard country services agreements providing severance pay of one to three months in the event of termination of employment without cause. None of our employees is covered under collective bargaining agreements. We consider relations with our employees to be good. With the outsourcing of manufacturing, the headcount has been reduced to 68 as of February 1, 1999.


Item 2 - PROPERTIES

         Our principal facility is located in Fremont, California. The Fremont facility, a 35,000 square foot facility, serves as corporate headquarters and is the primary location for research & development activities. The Fremont facility also has manufacturing space with clean-room capabilities that were used in 1998 and prior to the outsourcing of the disposable hand-piece manufacturing in early 1999 (see also Note 12 - Subsequent Events included in Notes to Consolidated Financial Statements). The facility is leased through May 2002. As of December 31, 1998, we leased two other sales offices, located in Heathfield, England and Sydney, Australia.

         We believe that our Fremont facility or similar space readily available in the Silicon Valley area will be sufficient to meet our future additional space requirements in the United States.


Item 3 - LEGAL PROCEEDINGS

         On May 20, 1997, we filed a complaint against Prosurg, Inc., in the United States District Court for the Northern District of California alleging that Prosurg Inc. infringed and induced others to infringe three of our Patents, U.S. Patent Nos. 5,526,240, 5,531,676, and 5,531,677. On March 20, 1998, at the
request of the parties, the Court dismissed without prejudice all claims relating to U.S. patent Nos. 5,531,676 and 5,531,677.

         On September 10, 1998, we entered into a settlement agreement with Prosurg Inc. in which Prosurg Inc. acknowledged that it had infringed and induced infringement of claim 1 of our U.S. Patent 5,526,240 and acknowledged the validity of claim 1. Prosurg agreed not to use, sell or distribute Opal, Opal Flex, BEAP, or any other radio frequency interstitial therapy devices in the U.S. for the treatment of BPH. The settlement agreement also prevents Prosurg from asking, encouraging, aiding, abetting, or otherwise soliciting others to use its radio frequency therapy devices in the treatment of BPH in the U.S. As part of the settlement, Prosurg, with certain restrictions, will continue to sell radio frequency therapy devices in the international market place.


Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 1998.


                                     PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock has been traded on the NASDAQ national market (ticker symbol VIDA) since June 1995. The number of stockholders of record of our common stock at December 31, 1998 was approximately 288. We have not paid any dividends since our inception and do not intend to pay any dividends in the foreseeable future. In addition, we are restricted by the terms of our loan agreement with Transamerica Business Credit Corporation from paying cash dividends without Transamerica's consent.

         The following table sets forth the high and low sales prices per share for the periods indicated as reported by the NASDAQ national market. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns, or commissions, and may not necessarily reflect actual transactions.

                                     1998                          1997
         Quarter ended       High           Low           High           Low
         -------------       ----           ---           ----           ---
         March 31            4 5/8          3             14             6 3/4
         June 30             5 3/8          3              9 1/2         4 3/4
         September 30        4 15/16        1              7 1/4         2 15/16
         December 31         3 3/16         11/16          7 11/16       3 13/16


Item 6 - SELECTED FINANCIAL DATA


Selected Financial Data

                                                                               Years Ended December 31,
(In thousands, except per share data)                    1998             1997             1996             1995             1994
                                                       --------         --------         --------         --------         --------
Net revenues                                           $  1,028         $  9,828         $  3,824         $  2,621         $  1,387
Net loss                                                (19,873)         (16,470)         (13,543)         (14,858)         (15,895)
Basic and diluted net loss per share                      (1.10)           (1.29)           (1.30)           (2.68)          (13.13)
Shares used in computing basic
  and diluted net loss per share                         18,133           12,786           10,382            5,545            1,211
Total assets                                             14,132           16,965           12,847           18,816            5,926
Long-term debt and
  capital lease obligations,
  less current portion                                    1,785               22            1,305            2,757            1,820
Accumulated deficit                                     (88,219)         (68,346)         (51,876)         (38,333)         (23,475)
Stockholders' equity
  (Net capital deficiency)                                7,323            9,227            3,701            6,755           (1,048)

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of VidaMed's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements, the related Notes included in this report on Form 10-K/A, and the Cautionary Statements Regarding Forward-Looking Statements presented at the beginning of Part I of this Form 10-K/A.

Overview

         Since our inception in July 1992, we have been engaged in the design, development, clinical testing and manufacture of the VidaMed TUNA System for the treatment of symptoms associated with BPH. We commenced international sales of the TUNA System in late 1993 and United States sales in October 1996. Revenues for the years ended December 31, 1998, 1997 and 1996 include license fees for distribution rights in Japan. For the fiscal year ended December 31, 1998, we marketed the TUNA System in the United States through a network of four sales managers, supported by both sales representatives and independent dealers. In Europe, Asia and South America, we marketed our products primarily through a network of distributors who were supported by our staff.

         At the beginning of fiscal 1999, we began restructuring our sales and marketing model to shift the emphasis from the sale of the TUNA System itself to a model based on generating revenues through a fee-per-use program. Under the prior model, we focused on selling the TUNA System generator and related equipment to hospitals. Under the new sales model, an entire TUNA System is placed with a hospital at no initial capital charge and a fee is charged for each procedure performed.

         We received FDA clearance to market the TUNA System in 1996, and in 1998, Medicare reimbursement coverage became available for procedures using our equipment that are performed in hospitals. As of August 15, 1999, 38 states provide such reimbursement coverage. To achieve significant increases in sales, we must actively promote the fee-per-use program and secure Medicare reimbursement coverage at least in all states with large populations of men over 50 years of age, which is our target patient population. Medicare coverage for supplies and devices in the office-based and ASC markets was delayed in mid-1998 due to Medicare's review of its "Year 2000" compliance. We believe that Medicare reimbursement coverage in doctors' offices and ASCs, as well as patient awareness and physician advocacy of the TUNA System and procedure, are our greatest challenges. Our business strategy is to focus marketing and sales efforts on patient education and physician support for our fee-per-use program while at the same time continue to advance Medicare reimbursement coverage for the TUNA Procedure, but, as discussed below in "Liquidity and Capital Resources," we will not be able to do so without additional debt or equity financing.

         We do not anticipate reaching profitability in the near future. We expect our operating losses to continue as we continue to commit substantial resources to expand marketing and sales activities, fund clinical trials in support of regulatory and reimbursement approvals, and fund research and development. Our future profitability will be dependent upon, among other factors, market acceptance of the VidaMed TUNA Procedure, availability and timing of third-party reimbursement for procedures performed with the TUNA System, adoption of our fee-per-use program and our ability to fund operations absent sufficient sales of our products.

         There can be no assurance that the TUNA System will be deemed clinically or cost effective by health care providers and payors, superior to other current and emerging methods for treating BPH, or that the TUNA System will achieve significant market acceptance in the United States. Furthermore, determinations of reimbursement of the TUNA Procedure by private and governmental health payors are made by such payors and their medical directors independent of the FDA approval. Accordingly, there can be no assurance that the TUNA Procedure will be reimbursed at adequate levels in the United States under either private or governmental healthcare payment systems. Availability of Medicare reimbursement for the TUNA Procedure may be dependent on the publication of clinical data relating to the cost-effectiveness and duration of the TUNA therapy. Inadequate reimbursement for the TUNA Procedure could adversely effect market acceptance of the TUNA System. Failure of the TUNA Procedure to achieve market acceptance in the United States, lack of adequate funding, the impact of competitive products and pricing and other risks could have a material adverse effect on our business, financial condition and results of operations.

Results of Operations

         Net revenues for 1998 of $1.0 million decreased $8.8 million or 90% from $9.8 million in 1997. Revenues in 1997 increased 157% from $3.8 million in 1996. Adjusting for the impact of the delay in office-based Medicare reimbursement, we increased sales reserves by $2.7 million in the third quarter of 1998 so that net revenues for the year were $1.0 million. Excluding the sales reserve, revenues were $3.7 million in 1998, a decrease of $6.1 million or 62% from $9.8 million in 1997. Of that $6.1 million, approximately $1.5 million is due to license fees and an initial stocking order received in 1997 from our Japanese distributor following Japanese approval of the TUNA System. Another $920,000 is due to an overall high sales volume in early 1997 to satisfy pent-up demand following the 1996 FDA approval of the TUNA System, including a sale of 39 systems to Tenet HealthCare Systems in the first quarter of 1997. The Company attributes the remaining differential to:

o increased domestic office sales (as opposed to hospital sales) of the TUNA System in 1997 in anticipation of the purchase of TUNA Systems being Medicare reimbursable as a result of our CPT Code becoming effective on January 1, 1998; and

o the difficulties experienced in 1998 obtaining Medicare reimbursement coverage for TUNA Systems sold and TUNA Procedures performed in states which have not yet approved Medicare coverage for the TUNA System.

         The sales reserve is a direct result of sales efforts in the office-based and Ambulatory Surgery Center (ASC) markets, where our TUNA System is uniquely suited, not providing the anticipated return due to the difficulties of Medicare reimbursement coverage discussed above. Medicare coverage for supplies and devices in the office-based and ASC markets was delayed in mid-1998 due to Medicare announced Y2K problems. The ASC reimbursement program, which was expected to be effective January 1, 1999, is now unlikely to go into effect before mid-2000. As a result of Medicare reimbursement coverage delays, we established the third quarter 1998 reserve for all office-based and ASC sales.

         Current Medicare reimbursement coverage for the TUNA hand piece, related equipment and supplies extends only to procedures performed in a hospital. Reimbursement follows the "reasonable cost basis" method, whereby the hospital is reimbursed for its fully burdened costs for treating Medicare patients. As stated above, Medicare coverage for supplies and devices in the office-based and ASC markets is not expected to be effective in the near future. The failure to receive Medicare reimbursement coverage at the ASC level in the year 2000 could have a material adverse affect on our future revenues.

         We began 1998 with Medicare reimbursement coverage available for hospital based procedures under CPT code 53852 in 4 states comprising 2% of the men over 50 years of age (TUNA's target patient population). By the 4th quarter of 1998, this expanded to 14 states, covering 17% of men over 50. While this has increased to 29 states and 51% of the over 50 male population in January 1999, including California and Florida, to achieve significant increases in sales volume, it may be necessary to obtain Medicare reimbursement coverage in all 50 states, or at least in all states with significant population centers, particularly since sales agreements with major healthcare providers are often on a national, or system-wide, basis. We have several initiatives underway to facilitate the Medicare reimbursement approval process. We are working in cooperation with state Medicare Medical Directors and important technical bodies, such as the Blue Shield Technical Evaluation Committee, as well as ongoing publication of our long-term clinical studies. There can be no assurance that we will receive additional Medicare reimbursement coverage in major states in a timely manner, and the failure to receive such coverage would have a material adverse effect on our business, financial condition and results of operations.

         The increase in net revenues and product sales between 1997 and 1996 was the result of United States sales of the TUNA System (VTS) Generator and Hand Piece. Of the $9.8 million in 1997 revenues, $8.0 million was attributable to U.S. product sales. Of the $3.8 million in 1996 revenues, $2.7 million was attributed to U. S. product sales, primarily in the fourth quarter following FDA clearance.

         Cost of product sold in 1998 decreased to $3.1 million from $7.3 million in 1997. Cost of product sold in 1997 increased to $7.3 million from $3.7 million in 1996. Cost of product sold for 1997 includes a one-time charge of $2.1 million related to the closure of our manufacturing facility in the United Kingdom. The increase in 1997 is due primarily to an increase in product sales. Due to the lower sales in 1998, gross margin was negative $2.1 in 1998. Gross margin was positive $2.6 million in 1997 as a result of higher product sales. In 1996, the gross margin was relatively flat at a positive $145,000 due in part to high start-up costs and low sales with FDA approval late in the year.

         Research and development expenses (R&D) include expenditures for regulatory compliance and clinical trials. Clinical trial costs consist largely of payments to clinical investigators, product for clinical trials, and costs associated with initiating and monitoring clinical trials. R&D expenses decreased 29% to $4.2 million in 1998 from $6.0 million in 1997, and increased 5% in 1997 from $5.7 million in 1996. The difference from the year ended 1998 to 1997, is primarily due to:

o Investment in 1997 in development efforts on the TUNA System radio frequency generator;

o Cost savings from the closure of the facility in the United Kingdom in 1997; and

o    Reduction of clinical trial costs.

The increase in 1997 when compared to 1996, is primarily due to the completion of the TUNA System disposable product development in 1997.

         Selling, general and administrative (SG&A) expenses increased 3% to $13.5 million in 1998 from $13.0 million in 1997, and 65% from $7.9 million in 1996. The increase in 1998 from 1997 was due primarily to the transition to a new chief executive officer and a realignment of our critical sales positions with the addition of a new executive vice president of worldwide sales and marketing. Spending in SG&A in both periods included start-up and launch costs for the latest product releases and costs associated with the continued efforts to support domestic and international sales and costs to secure global reimbursement for the TUNA Procedure. During 1998, costs were incurred to enhance the existing sales and field reimbursement force. Costs incurred in 1997, including a co-op advertising agreement with Tenet Health System remain accrued (approximately $309,000) and available for programs at the individual Tenet hospitals as Medicare reimbursement is approved in the state where the Tenet hospitals are located. The increase in 1997 over 1996 is primarily due to increased sales and marketing expense incurred in the continuing product introduction of the TUNA System in the U.S. Significant sales and marketing expenses included commissions, advertising expenses, trade shows and physician workshops.

         Interest and other income increased to $523,000 in 1998 from $345,000 in 1997, and decreased from $659,000 when compared to 1996. The increase in 1998 is a result of increased investment balances from proceeds from private placements of our common stock in 1998 and 1997. The decrease in 1997 is due to lower investment balances as we used the capital raised during our initial public offering in 1995. Interest and other expense increased in 1998 to $587,000 from $359,000 in 1997, due to the addition of the bank line, the revolving credit line and the equipment term loan. The decrease in 1997, from $715,000 in 1996, was due to lower interest expense as a result of lower notes payable and capital lease balances.

         Our results of operations have fluctuated in the past and may fluctuate in the future from year to year as well as from quarter to quarter. Revenues may fluctuate as a result of several factors, including:

o    Actions relating to regulatory and reimbursement matters;
o    Results of clinical trials;
o    The extent to which the TUNA System gains market acceptance;
o    Varying pricing promotions;
o    Volume discounts to customers; and
o    Introduction   of  new  products  and  the   competitive   introduction  of
     alternative therapies for BPH.

         Operating expenses may fluctuate as a result of several factors, including:

o    The timing of expansion of sales and marketing activities;
o    Costs of clinical activities; and
o R&D and SG&A expenses associated with the potential growth of our organization.

Fluctuations in operating results could have a material adverse affect on our business by, among other things, disrupting our cash flow, limiting our ability to attract investors, and impairing our ability to implement long range plans. As a result, there can be no assurance as to when or whether we will achieve profitability. If profitability is achieved, there can be no assurance such profitability will continue in the future.

Liquidity and Capital Resources

As we began fiscal 1999, we believed that our current cash balances, projected cash flows from operations including a U.S. procedure based sales program (the "fee-per-use program") and cash available under the Transamerica financing facility would be sufficient to meet our current operating and capital requirements through the end of the fiscal year. We now believe that the fee-per-use program will take longer to implement than originally planned. In an effort to increase revenues, we believe that it is necessary to:

         o Increase consumer awareness of the treatment options available to BPH patients with the view that an informed patient and his doctor are more likely to choose the TUNA procedure;
         o Provide opportunities for our field organization to increase the number of physicians who perform TUNA Procedures; and
         o Implement marketing initiatives to assist physicians build their practices by increasing the number of TUNA Procedures performed.

The increased costs associated with this three-pronged approach together with lower than anticipated revenues from the fee-per-use program will require us to obtain additional financing to meet our current operating and capital requirements through the end of the fiscal year. Management is pursuing, and believes it can obtain, financing to fund operations through the end of this fiscal year and into fiscal year 2000. Additional financing will likely be required in order to fund operations throughout fiscal 2000.

We cannot give any assurance that we will be successful in securing any debt or equity financing, or that such financing, if available, will be on favorable terms. Any future equity financing would result in dilution to our stockholders. If we are unable to secure additional financing this year, we would not be able to continue as a going concern. We would be forced to explore strategic relationships, reduce staff and discontinue clinical trials, research and development and marketing and sales activities.

In October 1998, we finalized a commitment for $5.5 million in new debt financing with Transamerica Technology Finance, a division of Transamerica Corporation. The facility is secured by our assets and consists of a revolving accounts receivable-based credit line of up to $3 million and a $2.5 million equipment term loan. The term loan was funded in full as of December 31, 1998, at an interest rate of 12% per year. Repayment of that loan is amortized over a three-year period, with the first monthly payment having been made in December 1998 and continuing monthly thereafter.

As of December 31, 1998, we borrowed approximately $132,000 against the revolving accounts receivable-based line at a rate of 9.75% per year. We were eligible to borrow approximately $166,000 against this line on December 31, 1998, and borrowed the remaining available balance of approximately $34,000 in January 1999.

The revolving credit line has a minimum interest payment of $96,000 per year. In conjunction with the financing, Transamerica received a 5-year warrant to purchase 55,000 shares of our common stock at a price of $0.89 per share.

Restructuring Accrual

         In September 1997, we announced a restructuring program designed to reduce costs and improve operating efficiencies by closing our U.K. manufacturing facility and relocating the manufacturing to our headquarters in Fremont, California. The charge in 1997 was $2.1 million recorded in Cost of Products Sold. The remaining accrual balance as of December 31, 1998 is $252,000 and consists mainly of a grant repayment due over the next twelve months. See also Footnote 10 to the financial statements.

Risk Factors

         In additions to the risks outlined above, our business, results of operations and financial condition are subject to a number of risk factors, including the following:

Risk of Inadequate Funding. We expect our operating losses to continue as we continue to expend substantial funds for the expansion of sales and marketing activities, as well as ongoing clinical trials in support of regulatory and reimbursement approvals and research and development. We may be required to expend greater than anticipated funds if unforeseen difficulties arise in the marketing and sales of the TUNA System, and in obtaining necessary regulatory and reimbursement approvals or in other aspects of our business. Along with existing cash, cash equivalents, short-term investments and a line of credit together with cash generated from the future sale of products, we will likely require additional debt and/or equity financing. Our future liquidity and capital requirements will depend upon numerous factors, including actions relating to regulatory and reimbursement matters and the extent to which the TUNA System gains market acceptance. Any additional financing, if required, may not be available on satisfactory terms or at all. Debt financing may require us to pledge assets and to comply with financial and operational covenants. Future equity financing would result in dilution to the holders of our common stock.

Limited Operating History. We have a limited history of operations. Since our inception in July 1992, we have been primarily engaged in research and development of the TUNA System. We have experienced significant operating losses since inception and, as of December 31, 1998, had an accumulated deficit of $88.2 million. Unlike companies that have been operating profitably for years and have a well accepted product, given our limited operating history and the relative newness of our products, there can be no assurance that we will ever be successful.

History of Losses and Expectation of Future Losses. Our development and commercialization of the TUNA System and other new products, if any, will require substantial product development, clinical, regulatory, marketing and other expenditures. We expect our operating losses to continue as we continue to expend substantial resources in expanding marketing and sales activities, funding clinical trials in support of regulatory and reimbursement approvals and research and development. There can be no assurance that:

o We will have sufficient funds available to develop our products as we believe is necessary;
o    The TUNA System will be successfully commercialized, or
o We will produce significant revenues from either international or domestic sales.

 As a result, there can be no assurance that we will achieve or sustain profitability in the future.

Uncertainty of Market Acceptance. The TUNA Procedure represents a new therapy for BPH, and there can be no assurance that the TUNA System will gain any significant degree of market acceptance among physicians, patients and health care payors, even if necessary international and United States reimbursement approvals are obtained. If the TUNA System does not achieve sufficient market acceptance, we will not be able to generate revenues necessary to operate our business, and absent funds available from another source, our business and operations would be materially and adversely affected. See, "Liquidity and Capital Resources" and "Risk of Inadequate Funding".

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

Uncertainty Relating to Third Party Reimbursement. Our success will be dependent upon, among other things, our ability to obtain satisfactory reimbursement from health care payors for the TUNA Procedure. In the United States and in international markets, third party reimbursement is generally available for existing therapies used for treatment of BPH. In the United States, third party reimbursement for the TUNA Procedure will be dependent upon decisions by the local Medicare Medical Directors to provide coverage for the TUNA Procedure based on the CPT codes, as well as by individual health maintenance organizations, private insurers and other payors.

Reimbursement systems in international markets vary significantly by country. Many international markets have governmentally managed health care systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as governmentally managed systems.

         Regardless of the type of reimbursement system, we believe that physician advocacy of the TUNA System will be required to obtain reimbursement. Availability of reimbursement will depend not only on the clinical efficacy and direct cost of the TUNA Procedure, but also on the duration of the relief provided by the procedure. In the United States, TUNA Procedures are currently being reimbursed by certain private payors. However, due to the age of the typical BPH patient, Medicare reimbursement is particularly critical for widespread market acceptance of the TUNA Procedure in the United States. CPT code number 53852, covering the physician fee component of the TUNA Procedure, was included in the 1998 edition of CPT codes, which became effective January 1, 1998. If adopted by local Medicare Medical Directors, this code should enhance the reimbursement process for physicians performing the TUNA Procedure in an outpatient hospital environment. During 1998, the CPT code was active in less than half the states. Further, national Medicare reimbursement of TUNA Procedure costs in an office setting at an adequate level will require completion by the Health Care Financing Administration ("HCFA") of a review of the cost and efficacy of the TUNA Procedure. Reimbursement in both the office-based and ambulatory service centers ("ASC") systems are currently delayed while Medicare reviews its Y2K compliance issues. Due to this situation, there can be no assurance that office-based and ASC systems will generate significant revenue for us in the United States. In addition, there can be no assurance that reimbursement will be available in international markets, under either governmental or private reimbursement systems at adequate levels, or that physicians will support reimbursement for the TUNA Procedure. Furthermore, we could be adversely affected by changes in reimbursement policies of governmental or private health care payors. Failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from health care payors, including in particular outpatient hospital Medicare reimbursement in the United States, or adverse changes in governmental and private third party payors' policies toward reimbursement for procedures employing our products would have a material adverse effect on our business, financial condition and results of operations.

Competition and Technological Advances. Competition in the market for treatment of BPH comes from invasive therapies, such as TURP, and noninvasive courses of action, such as drug therapy and watchful waiting. Competition in the market for minimally invasive devices to treat BPH has increased significantly and is expected to continue to be intense. Johnson and Johnson's Indigo System received FDA clearance for United States commercial sales of an interstitial laser system for BPH treatment in 1997 and Boston Scientific Corporation holds U.S. and European distribution rights for a microwave system for BPH treatment manufactured by Urologix. The above mentioned Company's competitors have significantly greater financial resources than ours which allows them to have larger technical, research, marketing, sales and distribution programs. There can be no assurance that our competitors will not succeed in developing or marketing technologies and products that are more effective or commercially attractive than any we develop. Such developments could have a material adverse effect on our business, financial condition and results of operations.

         Any product we develop that gains regulatory approval would have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speed with which we can develop products, complete clinical testing and regulatory approval processes, gain reimbursement acceptance and supply commercial quantities of the product to the market are expected to be important competitive factors. We expect that competition in the BPH field will also be based, among other things, on the ability of the therapy to provide safe, effective and lasting treatment, cost effectiveness of the therapy, physician, health care payor and patient acceptance of the procedure, patent position, marketing and sales capability, and third party reimbursement policies.

         Possible Volatility of Stock Price. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of the shares of our common stock is also likely to be highly volatile. The broad market fluctuations and the volatility or our stock may adversely affect the market price of our common stock, and impair our ability to obtain future funding from the sale of our common or preferred stock.

The following conditions may have a significant effect on the market price of our common stock:

o    Fluctuations in our operating results;
o    Announcements of technological innovations or new products;
o    FDA and international regulatory actions;

o    Actions with respect to reimbursement matters;
o    Developments with respect to patents or proprietary rights;
o    Public concern as to the safety of products;
o    Changes in health care policy in the United States and internationally;
o Changes in stock market analyst recommendations regarding us, other medical device companies or the medical device industry generally; and
o    General market conditions

U.S. Government Regulation. The FDA under the Federal Food, Drug, and Cosmetic Act ("FDC Act") regulates our TUNA System in the United States as a medical device. Pursuant to the FDC Act, the FDA regulates the manufacture, distribution and production of medical devices in the United States. Noncompliance with applicable requirements can result in:

o        Fines;
o        Injunctions;
o        Civil penalties;
o        Recall or seizure of products;
o        Total or partial suspension of production;
o        Failure of the government to grant approval for devices; and
o        Criminal prosecution.

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

         Before a new device can be introduced into the market, the manufacturer must generally obtain FDA clearance through either a 510(k) notification or a pre-market approval ("PMA"). A 510(k) clearance will be granted if the submitted data establishes that the proposed device is "substantially equivalent" to a legally marketed class I or II medical device, or to a class III medical device for which the FDA has not called for a PMA. The FDA may determine that the proposed device is not substantially equivalent, or that additional data is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional data, could delay the market introduction of new products that fall into this category and could have a materially adverse effect on Our business, financial condition and results of operations. There can be no assurance that:

o We will obtain 510(k) clearance within the above time frames, if at all, for any device for which we file a future 510(k) notification; or

o We will not be required to submit a premarket approval application for any device which we may develop in the future.

The Fremont facility is currently qualified under FDA good manufacturing practice regulations and under ISO 9000 standards. In order to maintain these approvals, we are subject to periodic inspections.

Foreign Government Regulation. Sales of medical devices outside the United States are subject to regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. Although we have received regulatory approvals where required for commercial sale of the TUNA System in all major international markets, the requirements to receive such approvals could change, or new approvals could be necessary as we develop new products or modify existing products.

         We have received certifications that allow us to affix the CE mark to the TUNA System, permitting us to commercially market and sell the TUNA System in all countries of the European Economic Area. Additional product approvals from foreign regulatory authorities may be required for international sale of our general electrosurgical device for which a FDA 510(k) notification has been filed. Failure to comply with applicable regulatory requirements can result in loss of previously received approvals and other sanctions and could have a material adverse effect on our business, financial condition and results of operations.

         Our distributor in Japan, Century Medical, Inc., is responsible for management of clinical trials and obtaining regulatory and reimbursement approval for the TUNA System. Such regulatory approval was received from the Japanese Ministry of Health and Welfare in July 1997 for the previous generation product, while at the end of fiscal 1998, the new generator and PROVu system were in the approval process. Failure to obtain timely approval of PROVu and the new generator or obtain market acceptance for the TUNA Procedure in Japan could preclude the commercial viability of our products in Japan and could have a material adverse effect on our business, financial condition and results of operations.

Limited Manufacturing Experience; Scale-Up Risk. We purchase components used in the TUNA System from various suppliers and rely on single sources for several components. We have limited experience in manufacturing our products in commercial quantities in the United States. Delays associated with any future component shortages, particularly as we scale up our manufacturing activities in support of commercial sales, could have a material adverse effect on our business, financial condition and results of operations because we would not have products available to sell.

         Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, product recalls, quality control and assurance, component supply and lack of qualified personnel. As we have begun to outsource the manufacture of the disposable cartridge and other components of the TUNA System, such difficulties could arise, resulting in a material adverse effect on our business, financial condition and results of operations.

Product Recall Risk. Any products we manufacture or distribute pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by FDA including record keeping requirements and reporting of adverse experience with the use of the device. Our manufacturing facilities are subject to periodic inspection by FDA, certain state agencies and foreign regulatory agencies. We require that our key suppliers comply with international standards for production of medical devices, and assure through detailed, in-depth audits, that our suppliers meet both recognized standards and our own stringent quality standards. Our three key manufacturing subcontractors are ISO9001/EN46001 certified. However, our failure or the failure of our suppliers to comply with regulatory requirements could have a material adverse effect on our business. There can be no assurance that we will not be required to incur significant costs to comply with laws and regulations in the future or that laws or regulations will not have a material adverse effect upon our business.

Uncertainty Regarding Patents and Protection of Proprietary Technology. Our success depends in part on the establishment and maintenance of proprietary technologies. We rely on a combination of patent, copyright and trade secret law to protect the technology in our products. We hold numerous U.S. and foreign patents and patent applications relating to our products. There can be no assurance that the steps we take to protect our technology will be adequate to prevent third parties from misappropriating our technology, or independently developing similar technology.

         In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through proprietary information agreements with employees, consultants and other parties. Our proprietary information agreements with our employees and consultants contain industry standard provisions requiring such individuals to assign to us without additional consideration any inventions conceived or reduced to practice by them while employed or retained, subject to customary exceptions. There can be no assurance that proprietary information agreements with employees, consultants and others will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors.

Intellectual Property Litigation Risks. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We are aware of patents held by other participants in the BPH market, and there can be no assurance that we will not in the future become subject to patent infringement claims and litigation or United States Patent and Trademark Office ("USPTO") interference proceedings. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce our patents, to protect our trade secrets or know-how, or to determine the enforceability, scope and validity of other's proprietary rights.

         Any litigation or interference proceedings could result in substantial expense and significant diversion of our technical and management personnel. An adverse determination in litigation or interference proceedings could subject us to significant liabilities to third parties or require us to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, financial condition and results of operations.

Impact of Year 2000. Many currently installed computer systems and software products are coded to accept, store, or report only two digit year entries in date code fields. Beginning in the Year 2000 (Y2K), these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. The Y2K issue is a result of these programs being written with two digits instead of four. As a result, computer systems and software used by companies, including us and our vendors and customers, will need to comply with the Y2K requirements. We presently believe that as a byproduct of normal business system modifications and upgrades and the short length of time we have been in operation, the Y2K issue should not have a material effect on our current financial position, liquidity or results of operations. However, this does not completely prevent the possibility of problems arising related to the Y2K issue that could have a material impact on our operations.

         We have been proactive in addressing the Y2K issue internally and externally. Our primary software system is currently Y2K compliant. We do not depend on in-house custom systems and generally purchase off-the-shelf software from reputable vendors who have tested their software for Y2K compliance. The Y2K issue is being considered for all future software purchases. Although we believe the Y2K issue will not pose material operational problems for our computer systems, there can be no assurance that problems arising from the Y2K issue will be completely eliminated.

         We have initiated communication with our significant suppliers and customers to determine the extent to which our operations are vulnerable to a failure of any of those third parties to remediate their own Y2K issues. The Company determined that Medicare coverage for supplies and devices in the office-based and ASC markets was delayed in mid-1998 due to Medicare announced Y2K problems. The ASC reimbursement program, which was expected to be effective January 1, 1999 is not likely to be effective before June 30, 2000. As a result of the Medicare coverage delays, the Company established a $2.7 million reserve in the third quarter of 1998 for all office-based and ASC sales. Other than issues related to Medicare, none of our significant suppliers or large customers has notified us that they have significant Y2K problems. Even where assurances are received from third parties, however, there remains a risk that failure of systems and products of other companies on which we rely could have a material adverse effect on our business.

         Our products are Y2K compliant and are able to operate in the Year 2000 and beyond. There are two processors used in the TUNA System generator. One processor does not have date sensitivity while the other does. We have tested the date sensitive processor and have concluded that it has no significant Y2K problems.

         We believe we have an effective program in place to resolve Y2K issues in a timely manner. We also have contingency plans for certain critical applications and are working on such plans for others. These contingency plans involve, among other actions:

o        Manual workarounds (e.g. manual preparation of invoices, paychecks)
o        Adjusting staffing strategies.

         In the event that we do not completely resolve all of the Y2K issues, our business operations could be adversely affected. Although the resulting costs and loss of business cannot be reasonably estimated at this time, we have not and do not expect to have material costs associated with the Y2K issues.

         The most reasonably likely worst case scenario relates to our ability to use our computerized manufacturing and accounting system. Although the software product is Y2K compliant, other unforeseen factors could render it inoperative, such as the inability of public utilities to provide service. This occurrence could materially adversely effect our business. We could also be required to manually prepare documents, such as shipping documents, invoices and checks and the like. Such tasks would be more time consuming and would likely require additional human resources to complete.

Rights to Founder's Inventions Limited to Urology. The proprietary information agreement between us and Stuart D. Edwards, one of our founders, obligates Mr. Edwards to assign to us his inventions and related intellectual property only in the field of urology. Mr. Edwards has assigned to Rita Medical Systems, Inc. ("RITA") his inventions in the cancer field. Mr. Edwards has conceived of, and may continue to conceive of, various medical device product concepts for other fields outside of urology, including certain product concepts for the treatment of snoring and sleep apnea that have been assigned to an unrelated third party and certain product concepts in the gynecology field that have been licensed to another unrelated third party. That party also has an option to purchase all future technology developed by Mr. Edwards in the gynecology field. Product concepts outside of urology developed by Mr. Edwards will not be owned by or commercialized through us, and we will have no rights or ownership interests with respect thereto.

Risks Relating to RITA. We have entered into a cross license agreement with RITA, formerly ZoMed International, Inc. Under the cross license, RITA has the right to use our technology in the cancer field and we have the right to use RITA technology in the treatment of Urological diseases and disorders. The cross license between us and RITA allows both companies to develop products for treatment of prostate cancer and cancers of the lower urinary tract, and we may therefore become competitors of RITA in this field.

Product Liability Risk; Limited Insurance Coverage. Our business entails the risk of product liability claims. Although we have not experienced any product liability claims to date, any such claims could adversely impact our business. We maintain product liability insurance and evaluate our insurance requirements on an ongoing basis. There can be no assurance that product liability claims will not exceed such insurance coverage limits or that such insurance will be available on commercially reasonable terms or at all.

ITEM 7 A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         We are exposed to interest rate risk on the investments of our excess cash. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. To minimize the exposure due to adverse shifts in interest rates, we invest in short-term securities with maturities of less than one year. Due to the nature of our short-term investments, we have concluded that we doe not have a material market risk exposure.

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
VidaMed, Inc.

We have audited the accompanying consolidated balance sheets of VidaMed, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly and in all material respects, the consolidated financial position of VidaMed, Inc. at December 31, 1998 and 1997, and the consolidated result of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that VidaMed, Inc. will continue as a going concern. As more fully described in Note 13, the Company has incurred cumulative operating losses from inception through June 30, 1999 of $94.9 million (including a loss of $6.6 million for the six months ended June 30, 1999), and expects operating losses to continue into the near future. In addition, the Company's cash and cash equivalents decreased from $9.4 million at December 31, 1999 to $4.4 million at June 30, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and
13. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                           /s/ Ernst & Young LLP

Palo Alto, California
January 15, 1999,
except for Note 1, under the caption "Liquidity", and Note 13, as to which the date is August 25, 1999

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

     Commitments

Stockholders' equity:
     Preferred stock,  $.001 par value;  issuable  in series,  5,000,000 shares authorized; none outstanding at December 31, 1998 and 1997
     Commonstock, $.001 par value, 30,000,000 shares authorized;  19,926,656 and
           15,203,401 shares issued and outstanding at December 31, 1998
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

                                                            VidaMed, Inc.
                                                 Statements of Stockholders' Equity
                                        For the Years Ended December 31, 1998, 1997 and 1996

                                                                                                              Accumulated
                                                                                 Notes                           Other       Total
                                                          Additional  Common   Receivable  Deferred   Accumu-    Compre-     Stock-
                                                  Common    Paid-In    Stock      From     Compen-     lated     hensive    holders'
                                                   Stock    Capital   Warrant Stockholder   sation    Deficit    Income      Equity
                                                  -------   -------   -------   -------    -------    -------    -------    -------
Balances at December 31, 1995                           9    45,373      --         (85)      (219)   (38,333)        10      6,755
Exercise of options to purchase 236,013
  shares of common stock                             --         491      --        (120)      --         --         --          371
Issuance of 59,716 shares of common
  stock under the employee stock
  purchase plan                                      --         355      --        --         --         --         --          355
Conversion of convertible notes into
  common stock
  Common Stock                                          2     9,676      --        --         --         --         --        9,678
Amortization of deferred compensation                --        --        --        --           96       --         --           96
Net loss                                             --        --        --        --         --      (13,543)      --      (13,543)
Unrealized investment loss                           --        --        --        --         --         --          (11)       (11)
                                                                                                                            -------
Total comprehensive loss                             --        --        --        --         --         --         --      (13,554)
                                                  -------   -------   -------   -------    -------    -------    -------    -------
Balances at December 31, 1996                          11    55,895         0      (205)      (123)   (51,876)        (1)     3,701
Exercise of options to purchase 96,106
  shares of common stock                             --         251      --        --         --         --         --          251
Issuance of 4,157,814 shares of common
stock, net of offering costs of $774,000                4    21,552      --        --         --         --         --       21,556
Issuance of 21,039 shares of common
  stock under the employee stock
  purchase plan                                      --          91      --        --         --         --         --           91
Amortization of deferred compensation                --        --        --        --           97       --         --           97
Net loss                                             --        --        --        --         --      (16,470)      --      (16,470)
Unrealized investment gain                           --        --        --        --         --         --            1          1
                                                                                                                            -------
Total comprehensive loss                             --        --        --        --         --         --         --      (16,469)
                                                  -------   -------   -------   -------    -------    -------    -------    -------
Balances at December 31, 1997                          15    77,789         0      (205)       (26)   (68,346)         0      9,227
Exercise of options to purchase 36,386
  shares of common stock                             --          83      --        --         --         --         --           83
Issuance of 53,970 shares of common
  stock under the employee stock
  purchase plan                                      --         195      --        --         --         --         --          195
Issuance of 4,340,004 shares of common
  stock, net of offering costs of $639,000              5    16,712      --        --         --         --         --       16,717
Issuance of 292,895 shares of new
  common stock                                       --         948      --        --         --         --         --          948
Amortization of deferred compensation                --        --        --        --           26       --         --           26
Net loss                                             --        --        --        --         --      (19,873)      --      (19,873)
                                                                                                                            -------
Total comprehensive loss                             --        --        --        --         --         --         --      (19,873)
                                                  -------   -------   -------   -------    -------    -------    -------    -------
Balances at December 31, 1998                          20    95,727         0      (205)         0    (88,219)         0      7,323
                                                  =======   =======   =======   =======    =======    =======    =======    =======

                                                       See accompanying notes

                                                            VidaMed, Inc.
                                                Consolidated Statements of Cash Flows
                                                           (In thousands)

                                                                                             Years Ended December 31,
                                                                                   ------------------------------------------------
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

Liquidity


As the Company began fiscal 1999, it believed that its current cash balances, projected cash flows from operations including a U.S. procedure based sales program (the "fee-per-use program") and cash available under the Transamerica financing facility would be sufficient to meet its current operating and capital requirements through the end of the fiscal year. The Company now believes that the fee-per-use program will take longer to implement than originally planned. In an effort to increase revenues, the Company believes that it is necessary to:

         o Increase consumer awareness of the treatment options available to BPH patients with the view that an informed patient and his doctor are more likely to choose the TUNA procedure;
         o Provide opportunities for our field organization to increase the number of physicians who perform TUNA Procedures; and
         o Implement marketing initiatives to assist physicians build their practices by increasing the number of TUNA Procedures performed.

The increased costs associated with this three-pronged approach together with lower than anticipated revenues from the fee-per-use program will require the Company to obtain additional financing to meet its current operating and capital requirements through the end of the fiscal year. Management is pursuing, and believes it can obtain, financing to fund operations through the end of this fiscal year and into fiscal year 2000. Additional financing will likely be required in order to fund operations throughout fiscal 2000.

The Company cannot give any assurance that it will be successful in securing any debt or equity financing, or that such financing, if available, will be on favorable terms. Any future equity financing would result in dilution to the Company's stockholders. If the Company is unable to secure additional financing this year, it would not be able to continue as a going concern. It would be forced to explore strategic relationships, reduce staff and discontinue clinical trials, research and development and marketing and sales activities.

In October 1998, the Company finalized a commitment for $5.5 million in new debt financing with Transamerica Technology Finance, a division of Transamerica Corporation. The facility is secured by the Company's assets and consists of a revolving accounts receivable-based credit line of up to $3 million and a $2.5 million equipment term loan. The term loan was funded in full as of December 31, 1998, at an interest rate of 12% per year. Repayment of that loan is amortized over a three-year period, with the first monthly payment having been made in December 1998 and continuing monthly thereafter.

As of December 31, 1998, the Company borrowed approximately $132,000 against the revolving accounts receivable-based line at a rate of 9.75% per year. The Company was eligible to borrow approximately $166,000 against this line on December 31, 1998, and borrowed the remaining available balance of approximately $34,000 in January 1999.

The revolving credit line has a minimum interest payment of $96,000 per year. In conjunction with the financing, Transamerica received a 5-year warrant to purchase 55,000 shares of our common stock at a price of $0.89 per share.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of VidaMed and its wholly owned subsidiaries after elimination of inter-company balances and transactions.


Revenue Recognition

Revenue from product sales is recognized at the time of shipment, net of allowances for discounts and estimated returns which is also provided for at the time of shipment. Deferred revenue for warranty contracts are recognized over the contract period. The Company does not provide price protection or allow a right of return for products sold.


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


Concentration of Credit Risk


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


For the year ended December 31, 1998, Century Medical, Inc. represented 50% of the Company's net revenues. Century Medical is the Company's exclusive distributor in Japan. For the years ended December 31, 1997 and 1996, no customer represented more than 10% of the Company's net revenues.

As of December 1998, the Company had a prepaid materials balance of $724,000 with Telo Electronics, Inc., the manufacturer of the VidaMed Generator. The Company had $762,000 and $3,557,000 in purchases from Telo Electronics, Inc. in the years ended December 31, 1998 and 1997, respectively.

Grant Revenue

In July 1993, the Company entered into an agreement with the Department of Trade and Industry of the United Kingdom, under which the Company's U.K. subsidiary was entitled to a grant not exceeding (pound)750,000 for the establishment of a facility to develop and manufacture medical devices in Plymouth, England. As part of the U.K. facility shutdown, the grant is being repaid at a value of (pound)225,000 or approximately $340,000. See also Note 10.


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

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market value. Inventories consist of the following (in thousands):

                                                                December 31,
                                                       -------------------------
                                                        1998               1997
                                                       ------             ------
Raw materials ............................             $  404             $  261
Work in process ..........................                261                 90
Finished goods ...........................                563              1,161
                                                       ------             ------
                                                       $1,228             $1,512
                                                       ======             ======


The decrease in inventory balance at December 31, 1998, compared to December 31, 1997, was due primarily to a build up of the old generation VidaMed product in anticipation of the manufacturing transition from the United Kingdom to the United States. As a result, the finished goods inventory level was higher at the end of 1997 than it was at the end of 1998.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful life of the respective assets, which range from three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life or the remaining life of the lease. In accordance with Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of, the Company identifies and records impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such events have occurred with respect to the Company's long-lived assets, which consist primarily of machinery, computer equipment, furniture and leasehold improvements.


         Property and equipment consists of the following (in thousands):

                                                             December 31,
                                                        -----------------------
                                                          1998            1997
                                                        -------         -------
Furniture and fixtures .........................        $   464         $   457
Machinery and equipment ........................          3,624           3,445
Computer equipment and software ................          1,250             901
Leasehold improvements .........................          1,044             972
                                                        -------         -------
                                                          6,382           5,775
Less accumulated depreciation and
  amortization .................................         (4,585)         (3,128)
                                                        -------         -------
                                                        $ 1,797         $ 2,647
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

Net Loss Per Share


Net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. Securities that could share in the earnings of the Company are excluded from the computation, as their effect is anti-dilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (Statement 128). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously named fully diluted earnings per share. All loss per share amounts have been presented and, where appropriate, restated to conform to the Statement 128 requirement. As the Company incurred loses from operations in each of the three years in the period ended December 31, 1998, there is no difference between basic and diluted loss per share amounts for these years.


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information


Effective January 1, 1998, the Company adopted Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 had no significant effect on results of operations or the financial position of the Company.


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


3. Related Party Transactions


The Company has cross licensed technology with RITA Medical Systems (RITA), formerly known as ZoMed International, Inc., a privately-held development stage company founded by certain of the Company's founders and initially financed by certain of the Company's current investors. The cross license grants RITA the exclusive right to use VidaMed technology in the cancer field and grants the Company the right to use RITA technology in the treatments of Urological disorders other than cancer, and allows both companies to participate in the field of prostate and lower urinary tract cancer treatment. As consideration for the cross license, RITA issued the Company 1.8 million shares of RITA common stock which represented a 10% ownership in RITA immediately following its private placement. The current percentage of ownership has dropped well below the original 10% to approximately 1.9%. The Company estimates the value of such securities to be less than $10,000. This investment is carried at the historical cost basis of the technology of $0. RITA will also pay royalties to the Company based on a percentage of net sales of products incorporating VidaMed technology, subject to an aggregate maximum of $500,000.



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


Also during 1998, the Company finalized a commitment for $5.5 million in new debt financing with Transamerica Technology Finance, a division of Transamerica Corporation. The facility is secured by the Company's assets and consists of a revolving accounts receivable-based credit line of up to $3 million and a $2.5 million equipment term loan. As of December 31, 1998, the term loan had funded in full at a rate of 12% and replaced the open balance of the $1.5 million 42-month term loan with Silicon Valley Bank. Repayment of that loan is amortized over a three-year period, with the first monthly payment having been made in December 1998 and continuing monthly thereafter. As of December 31, 1998, we borrowed approximately $132,000 against the revolving accounts receivable-based line at a rate of 9.75% per year. We were eligible to borrow approximately $166,000 against this line on December 31, 1998, and borrowed the remaining available balance of approximately $34,000 in January 1999. The revolving credit line has a minimum interest payment of $96,000 per year. In conjunction with the financing, Transamerica received a 5-year warrant to purchase 55,000 shares of VidaMed common stock at a price of $0.89 per share.

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


In June 1994, the Company entered into an additional master lease line of credit to finance up to $1,900,000 of equipment purchases. The availability of this lease line expired July 1, 1995 at which time the Company had utilized $1,065,000 under this lease line of credit. Under the lease line of credit agreements, the Company issued warrants to purchase an aggregate of 47,000 shares of common stock at exercise prices ranging from $3.00 to $12.83 per share. The warrants expire in 2002 and 2004. As of December 31, 1998, no shares had been purchased under the terms of the warrants.


The Company moved in July 1997 to a 35,000 square foot facility in Fremont, California. The Company leases its office and research facilities under operating lease agreements. Future minimum lease payments at December 31, 1998 under capital leases and future obligations under noncancellable operating leases are as follows (in thousands):

                                                          Operating     Capital
                                                           Leases       Leases
                                                          -------       -------
1999 ..............................................       $   408       $    23
2000 ..............................................           421          --
2001 ..............................................           433          --
2002 ..............................................           183          --
                                                          -------       -------
Total minimum payments required ...................       $ 1,445            23
                                                          =======       =======
Less amount representing interest .................                          (1)
                                                                        -------
Present value of minimum lease payment ............                          22
Less amount due within one year ...................                         (22)
                                                                        -------
Amount due after one year .........................                     $  --
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



7. Stockholders' Equity


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

Notes Receivable from Stockholders
Interest on notes receivable from stockholders accrues at rates ranging from 6.73% to 7.96% per annum. Principal and interest payments are due at various times after December 1999

Stock Options

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


In the year ended December 31, 1997 the Board of Directors voted on and approved two stock option repricings. The Company repriced options as an incentive plan in order to retain key employees. All employees were offered the repriced value for options in exchange for a six to twelve month lock up of option exercising rights. The first repricing occurred in May 1997 and revalued the option price at $6.875 for all current employees excluding outside board members. The Company did not record any compensation expense under APB 25 resulting from this repricing as the exercise price of $6.875 per share equaled the fair market value of the common stock at the date of the Board of Directors vote, and the fair market value of the Company's common stock further declined from the time the repricing was approved to the time employees agreed to the new terms of the repriced options. The second repricing occurred in September 1997 and revalued the option price at $4.813 for all current employees excluding outside board members. The Company did not record any compensation expense under APB 25 resulting from this repricing as the exercise price of $4.813 per share equaled the fair market value of the common stock at the date of the Board of Directors vote, and compensation which resulted from an increase in the fair market value of the Company's common stock from the time the repricing was approved to the time employees agreed to the new terms of the repriced options was immaterial.


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

Activity under the Plans is summarized below:

                                              Shares               Options Outstanding        Weighted Avg.
                                            Available          ----------------------------     Fair Value       Number of
                                            for Grant           Number of     Weighted-Avg.       Grant          Options
                                            of Options           Shares       Exercise Price       Date         Exercisable
                                            ----------           ------       --------------       ----         -----------
Balance at December 31, 1995                  334,924          1,065,228         $   3.54                         299,651
Shares authorized                           1,000,000               --              --
    Options granted                          (855,281)           855,281         $   9.71        $  7.14
    Options exercised                            --             (236,013)        $   1.91
    Options canceled                          217,949           (217,949)        $   6.66
                                           ----------          ---------
Balance at December 31, 1996                  697,592          1,466,547         $   7.02                         376,570
Shares authorized                             366,666               --              --
    Options granted                        (1,674,883)         1,674,883         $   5.08       $  3.93
    Options exercised                            --              (94,994)        $   2.61
    Options canceled                        1,165,276         (1,165,276)        $   8.78
                                           ----------         ----------
Balance at December 31, 1997                  554,651          1,881,160         $   4.42                         328,535
Shares authorized                           1,200,000
    Options granted                        (1,957,830)         1,957,830         $   2.69       $  4.17
    Options exercised                            --              (36,386)        $   2.29
    Options canceled                          277,723           (277,723)        $   4.57
                                           ----------         ----------
Balance at December 31, 1998                   74,544          3,524,881         $   3.50                         944,785
                                           ==========         ==========


Exercise prices for options outstanding as of December 31, 1998 ranged from $0.188 to $13.125 based on the following price ranges. The weighted-average remaining contractual life of those options is 8.53 years.

                            Number                          Weighted Average     Number
      Range of           Outstanding      Weighted Average    Contractual      Exercisable        Weighted Average
  Exercise Prices      as of 12/31/98      Exercise Price        Life         as of 12/31/98       Exercise Price
  ---------------      --------------      --------------   ----------------  --------------       --------------
$ 0.188 - $ 0.60            30,751            $ 0.44             4.24             30,751              $ 0.44
$ 0.781 - $ 0.781          734,370            $ 0.78             9.77              9,581              $ 0.78
$ 1.283 - $ 3.69         1,032,582            $ 3.37             8.41            250,943              $ 2.64
$ 3.75  - $ 4.63           818,089            $ 4.45             8.79             73,263              $ 4.09
$ 4.81  - $13.125          909,089            $ 5.10             7.51            580,247              $ 5.10


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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for loss per share amounts):

                                       1998            1997             1996
                                     --------        --------         --------
Pro forma net loss                   $(22,223)       $(19,950)        $(14,785)
                                     ========        ========         ========
Pro forma loss per share             $  (1.23)       $  (1.56)        $  (1.42)
                                     ========        ========         ========


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

Warrants

Warrants issued in connection with equity and debt arrangements are valued using the Black-Scholes option valuation model. Warrants issued to underwriters and similar parties in connection with equity financings are accounted for as stock issuance costs with an equal amount recorded as additional paid-in capital. Warrants issued to purchasers of the Company's equity securities are not specifically accounted for as their value is a sub-component of additional paid-in capital. The fair value of warrants issued in connection with debt arrangements, if material, is accounted for as a debt discount and amortized as additional interest expense over the term of the related debt.

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

Significant components of the Company's deferred tax assets (in thousands):

                                                                                                               December 31,
                                                                                                       ----------------------------
                                                                                                         1998                1997
                                                                                                       --------            --------
Deferred tax assets:
U.S. Net operating loss carry forwards                                                                 $ 20,100            $ 16,700
       Foreign net operating losses                                                                       6,400               5,300
       Research credit (expires in 2007 through 2012)                                                     1,000                 900
       Deferred revenue                                                                                    --                   200
       Capitalized research and development for California purposes                                       1,300               1,200
       Other                                                                                              2,300                 400
                                                                                                       --------            --------
Total deferred tax assets                                                                                31,100              24,700
Valuation allowance for deferred tax assets                                                             (31,100)            (24,700)
                                                                                                       --------            --------
Net deferred tax assets                                                                                $   --              $   --
                                                                                                       ========            ========

During the years ended December 31, 1997 and 1996, the valuation allowance for deferred tax assets increased by $6,200,000 and $5,000,000, respectively, due to the Company's continuing operating losses.

9. Geographic Segment Data


The Company's business activities include the design, development, manufacture and marketing of devices for urology applications and have been organized into one operating segment. The Company's domestic operations primarily consist of product development, sales and marketing. The Company's foreign operations consist of subsidiaries in the United Kingdom and Australia. The Company's subsidiary in the U.K. was established in 1993 and was engaged in product development, manufacturing, sales and marketing and product distribution worldwide. The shutdown of the U. K. facility in November 1997 has left the U.K. with operations related only to sales and clinical studies. The Australian subsidiary was established in 1994 and operates as a sales and marketing office for the Asia Pacific region. Inter-company sales are based on the company's current standard cost.

Information regarding geographic areas is as follows (in thousands):

                                                 1998                               1997                            1996
                                                        Long lived                       Long lived                       Long lived
                                       Revenue*           assets          Revenue*         assets           Revenue*        assets
                                       -------           -------          -------          -------          -------        -------
U.S.                                   $  (119)          $ 1,774          $ 7,889          $ 2,619          $ 2,740        $ 1,168
Europe                                 $   304           $     7          $ 1,033          $     1          $   853        $ 1,052
Asia                                   $   843           $    16          $   906          $    27          $   232        $    39
                                       -------           -------          -------          -------          -------        -------
Total                                  $ 1,028           $ 1,797          $ 9,828          $ 2,647          $ 3,825        $ 2,259
                                       -------           -------          -------          -------          -------        -------

*Revenue is attributed to geographic areas based on the location of the customers.


10. Restructuring Accrual

In September 1997, VidaMed announced a restructuring program designed to reduce costs and improve operating efficiencies by closing the company's U.K. manufacturing facility. The charge in 1997 was $2.1 million recorded in Cost of Products Sold.


The  elements  of the total  charge as of  December  31, 1998 are as follows (in thousands):
                                                                                           Representing
                                                               ---------------------------------------------------------------------
                                                                                                                Cash Outlays
                                                                                                       -----------------------------
                                                                Total               Asset
                                                               Charges            Write-down           Completed              Future
                                                               -------            ----------           ---------              ------
Fixed assets                                                   $  390               $  390               $ --                 $ --
Facility shut down                                              1,305                 --                  1,305                 --
Grant Repayment                                                   405                 --                    153                  252
                                                               ------               ------               ------               ------
Total Special Charges                                          $2,100               $  390               $1,458               $  252
                                                               ------               ------               ------               ------

11. Commitments

In January 1999, the Company signed a manufacturing agreement with Zeiss Humphrey Systems a local medical device manufacturer to produce the VidaMed PROVu disposable cartridge. The three-year contract runs through the year 2001 and calls for the Company to purchase a minimum of 10,000 units over the three-year period. If VidaMed terminates this agreement prior to expiration or fails to make the minimum purchases thereunder, the Company would have to pay at least $200,000, but no more than $750,000 to the manufacturer.

In October 1998, the Company entered into retention agreements with certain executive officers. Under those agreements, the Company was obligated to pay up to $810,000 on April 1,1999, if those officers remained with the Company through April 1, 1999. If any of them left the Company prior to April 1, 1999, the amount of the obligation would decrease.

12. Subsequent Events

In February 1999, VidaMed announced a plan to outsource the manufacturing of the PROVu disposable cartridge hand piece to Zeiss Humphrey Systems, a Silicon Valley manufacturer. Due to the elimination of the manufacturing function, the Company terminated employment with 18 people or 21% of its workforce from the operations and administration departments.

13. Going Concern

The accompanying financial statements have been prepared assuming that VidaMed, Inc. will continue as a going concern. The Company has incurred cumulative operating losses from inception through June 30, 1999 of $94.9 million (including a loss of $6.6 million for the six months ended June 30, 1999). The Company also expects operating losses to continue into the near future as it expends substantial funds for the expansion of sales and marketing activities, as well as ongoing clinical trials in support of regulatory and reimbursement approvals and research and development. In addition, the Company's cash and cash equivalents decreased from $9.4 million at December 31, 1999 to $4.4 million at June 30, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is actively pursuing various options which include securing additional equity financing and believes that sufficient funding will be available to achieve its planned business objectives. See also Note 1 in regard to these matters. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III


         Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of the fiscal year as provided by Regulation 14A with respect to the 1999 Annual Meeting of Stockholders (the "Proxy Statement" covered by this Form 10-K) and certain information that will be included therein is incorporated herein by reference.



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



         David J. Illingworth became Chairman of the Board, President and Chief Executive Officer on April 6, 1998. He has served as a director of the Company since February 1998. From January 1993 through March 1998, Mr. Illingworth held various positions with Nellcor Puritan Bennett, Inc., a wholly owned subsidiary of Mallinckrodt Inc., most recently serving as Executive Vice President and President, Alternative Care Business. Prior to joining Nellcor, Mr. Illingworth spent 15 years with General Electric in their medical systems business. Mr. Illingworth serves as a Director of Somnus Medical Technologies, Inc. He holds a B.S. in Engineering from Texas

A & M University. Effective August 1, 1999, Mr. Lindholm replaced Mr. Illingworth as President and Chief Executive Officer, and Mr. Illingworth assumed the newly created role of Executive Chairman.


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


         Randy D. Lindholm has served as Executive Vice President of World Sales and Marketing since July 1998. From 1993 to 1998 he served as Vice President of Americas Field Operations of Nellcor Puritan Bennett, a wholly owned subsidiary of Mallinckrodt Inc., a manufacturer of medical devices. Prior to joining
Nellcor, Mr. Lindholm spent 16 years with General Electric in their medical systems business. Mr. Lindholm holds a B.S. in Electrical Engineering from Michigan Tech University. Effective August 1, 1999, Mr. Lindholm replaced Mr. Illingworth as President and Chief Executive Officer, and Mr. Illingworth assumed the newly created role of Executive Chairman.


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


                                     PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         1. Financial Statements

         Included in Part II, Item 8 of this Report:


         Independent Auditors' Report                                         22
         Consolidated Balance Sheets as of December 31, 1998 and 1997         23
         Consolidated Statements of Operations for the years ended
           December 31, 1998, 1997 and 1996                                   24
         Consolidated Statement of Stockholders' Equity (Net Capital
           Deficiency) for the years ended December 31, 1998, 1997 and 1996   25

         Consolidated Statements of Cash Flows for the years ended
           December 31, 1998, 1997 and 1996                                   26
         Notes to Consolidated Financial Statements                           27


         2. Financial Statement Schedules

Schedule II is included, on page 10. All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

         3. Exhibits

    Exhibit No.                          Description
    -----------   --------------------------------------------------------------
     3.1(1)       Restated  Certificate  of  Incorporation  of the Company filed with the Delaware Secretary of State on June 28, 1995.

     3.2(2) Certificate of Designation of Rights, preferences and Privileges of Series A Participating Preferred Stock of the Company filed with the Delaware Secretary of State on January 13, 1997.

     3.3(1)       Restated Bylaws of the Company

     4.1(1)       Form of common Stock Certificate of the Company.

     4.2(1) Warrant to Purchase Shares of Series B Preferred Stock, dated April 13, 1993, issued to Dominion Ventures, Inc.

     4.3(1) Warrant Purchase Agreement, dated November 8, 1993, between the Company and Dominion Ventures, Inc. and Warrant to Purchase Shares of Series C Preferred Stock, issued to Dominion Ventures, Inc.

     4.4(1) Warrant Purchase Agreement, dated June 30, 1994, between the Company and LINC Capital Management Services, Ltd. and Warrant to Purchase Shares of Series D Preferred Stock, dated June 30, 1994, issued to LINC Capital Management Services, Ltd.

     4.5(1)       Representative   Form  of  Note  Subscription   Agreement  and
                  Convertible Subordinated Promissory Note.

     4.6(2) Preferred Shares Rights Agreement dated as of January 27, 1997, between the Company and American Securities Transfer & Trust, Inc. including the Certificate of Designations, the Form of Rights Certificate and the Summary of Rights attached thereto as Exhibit A, Exhibit B and Exhibit C, respectively.

     4.7(3) Investment agreement, dated as of February 4, 1997, between the Company and MeesPierson Clearing Services B.V., including Form of Pricing Period Confirmation, Form of Warrant and Form of Opinion attached thereto as Exhibit A, Exhibit B and Exhibit C, respectively.

     4.8(4) Purchase Agreement, dated as of September 22, 1997, among the Company and certain purchasers named therein, including Schedule of Investors, Form of Common Stock Purchase Warrant and Form of Opinion attached thereto as Exhibit A, Exhibit B and Exhibit C, respectively.

    10.1(1) Form of Indemnification Agreement between the Company and each of its directors and officers.

    10.2(2)       1992 Stock Plan, as amended.

    10.3(5)       1995 Director Option Plan, as amended.

    10.4(1)       1995 Employee Stock Purchase Plan.

    10.5(1) Dominion Ventures Master Lease Agreement, dated April 13, 1993, between the Company and Dominion Ventures, Inc., and First Amendment thereto.

    10.6(1) Master Lease Agreement, dated June 24, 1994, between the Company and LINC Capital Management Services, Inc.

    10.7(1)       Representative Form of International Distribution Agreement.

    10.8(1) Cross License Agreement, dated August 2, 1994, between the Company and RITA, formerly ZoMed International, Inc.

    10.9(1) International Distribution Agreement, dated May 9, 1994, between the Company and Century Medical, Inc.

    10.10(1) Grant Agreement, dated July 19, 1993, between the Company and the United Kingdom Department of Trade and Industry.

    10.11(1) Letter employment agreement, dated August 26, 1994, between the Company and John N. Hendrick.

    10.12(1) Letter employment agreement, dated August 31, 1994, between the Company and James A. Heisch.

    10.13(1)      Restated  Shareholder  Rights  Agreement,  dated  November 23,
                  1994,   among  the  Company  and  holders  of  the   Company's
                  Registerable Securities

    10.14(1) Loan and Security Agreement dated April 20, 1995 between the Company and Venture Lending and Leasing, Inc. and related letter agreement.

    10.15(6) Operating Lease dated April 3, 1997, between the Company and Hopkins Brothers.

    10.16(6) Loan and Security Agreement, dated January 13, 1998, between the Company and Silicon Valley Bank.


    10.17(8) Loan and Security Agreement, dated October 20, 1998, between the Company and Transamerica Business Credit Corporation.

    10.18(8) Manufacturing Agreement, dated January 5, 1999, between the Company and Humphrey Systems


    21.1(1)       Subsidiaries of the Registrant.

    23.1 Consent of Ernst & Young LLP, Independent Auditors (see page 42 of this report).


    24.1(7)       Power of Attorney.


    27.1          Financial Data Schedule.

-----------------------
(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-90746) and incorporated herein by reference.

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


(7) Included on the signature page of the original Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(8) Filed as an Exhibit to the Company's original Report on Form 10-K for the fiscal year ended December 31, 1998.



  b)     Reports on Form 8-K

                  The Company was not required to and did not file any reports on Form 8-K during the three months ended December 31, 1998.


         SIGNATURES

         As set forth by the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 26th day of August, 1999.

                                              VIDAMED, INC.

                                              By /s/  Randy D. Lindholm
                                                 -------------------------------
                                                      Randy D. Lindholm,
                                                      President and Chief
                                                      Executive Officer



                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

       Signatures                               Title                                        Date
       ----------                               -----                                        ----
  /s/   Randy D. Lindholm           President and Chief Executive                       August 26, 1999
----------------------------          Officer
    (Randy D. Lindholm)               (Principal Executive Officer)


 /s/   John F. Howe                 Vice President, Finance and Chief                   August 26, 1999
----------------------------          Financial Officer
   (John F. Howe)                     (Principal Financial Officer)


 /s/   David J. Illingworth         Chairman of the Board of Directors                  August 26, 1999
----------------------------
  (David J. Illingworth)


/s/    Robert J. Erra*              Director                                            August 26, 1999
----------------------------
   (Robert J. Erra)


/s/    Michael H. Spindler*         Director                                            August 26, 1999
----------------------------
  (Michael H. Spindler)

* Executed on behalf of the individual indicated pursuant to a power of attorney.


Schedule II - Valuation and Qualifying Accounts

                                           Allowance for Doubtful Accounts (in thousands)

                                                Balance at      Charged to           Charged to                          Balance at
                                                 Beginning       costs and             Other                               End of
    Description                                  of Period       Expenses             Accounts        Deductions           Period
------------------------------------------------------------------------------------------------------------------------------------
Balance 12/31/96                                     43               125                 0                 0                168

Balance 12/31/97                                    168               891                 0                 0              1,059

Balance 12/31/98                                  1,059             3,359                 0              (878)             3,540