Form 10-Q/A
period 1999-03-31
VIDAMED INC
filed 1999-08-31
CIK 929900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

                                 AMENDMENT NO. 1



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       or

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                              ------------  ----------

                         Commission File Number: 0-26082


                                  VIDAMED, INC.
             (exact name of registrant as specified in its charter)



         Delaware                                          77-0314454
    (State or other jurisdiction               (IRS Employer Identification No.)
    incorporation or organization)


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

                                  VIDAMED, INC.

                                      INDEX

PART I: FINANCIAL INFORMATION
                                                                                                  Page
Item 1.      Condensed consolidated financial statements - unaudited

             Condensed consolidated balance sheets - March 31, 1999
                  and December 31, 1998                                                             3

             Condensed consolidated statements of operations - three months
                  ended March 31, 1999 and 1998                                                     4

             Condensed consolidated statements of cash flows - three months
                  ended March 31, 1999 and 1998                                                     5

             Notes to condensed consolidated financial statements                                   6

Item 2.      Management's discussion and analysis of financial condition
                 and results of operations                                                          8

Item 3       Quantitative and qualitative Disclosure About Market Risk                             13


PART II: OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K                                                      14

             Signatures                                                                            14




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

                                  VidaMed, Inc.
                 Condensed Consolidated Statements of Operations
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                  -------------------------
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

                                  VidaMed, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                          ------------------------
                                                             1999            1998
                                                          -------         -------
Cash flows from operating activities:
    Net loss                                              $(3,156)        $(5,238)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation and amortization                         313             348
        Changes in assets and liabilities:
            Accounts receivable                              (271)            452
            Inventory                                         208              (7)
            Other current assets                               66            (762)
            Other assets                                       (2)             (2)
            Accounts payable                                  (83)           (347)
            Accrued professional fees                        (100)           (163)
            Accrued clinical trial costs                     (111)            (29)
            Accrued interest payable                         --              (568)
            Accrued and other liabilities                     288           1,118
            Deferred revenue                                    2            (235)
                                                          -------         -------
Net cash used in operating activities                      (2,846)         (5,395)
                                                          -------         -------

Cash flows from investing activities:
    Expenditures for property and equipment                   (58)           (504)
       Net cash used in investing activities                  (58)           (504)
                                                          -------         -------
Cash flows from financing activities:
    Principal payments under capital leases                   (22)            (38)
    Principal payments of notes payable                       (30)           (303)
    Net proceeds from issuance of notes payable              --             1,500
    Net proceeds from issuance of common stock              1,388              52
                                                          -------         -------
Net cash provided by financing activities                   1,336           1,211
                                                          -------         -------

Net decrease in cash and cash equivalents                  (1,568)         (4,688)
Cash and cash equivalents at the beginning
    of the period                                           9,384           8,026
                                                          -------         -------
Cash and cash equivalents at the end of the period        $ 7,816         $ 3,338
                                                          =======         =======

Supplemental disclosure of cash flows information:
Cash paid for interest                                    $    95         $    98
                                                          =======         =======

                             See accompanying notes.

                                  VIDAMED, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

1.       Basis of presentation


The accompanying unaudited condensed consolidated financial statements of VidaMed, Inc. (the "Company" or "VidaMed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 1999 and the statements of operations for the three months ended March 31, 1999 and 1998, and the statements of cash flows for the three months ended March 31, 1999 and 1998, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K, as amended, for the year ended December 31, 1998 filed with the Securities and Exchange Commission.


Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2.       Net loss per share


The Company calculates net loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Statement 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if more dilutive, for all periods presented. Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the periods presented. Securities that could share in the earnings of the Company, such as options, warrants and convertible securities, are excluded from the computation, as their effect is anti-dilutive. As the Company has incurred losses from operations in each of the periods presented, there is no difference between basic and diluted net loss per share amounts.


3.       Inventories


Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market value. The decrease in inventory from December 31, 1998, through March 31, 1999, is due primarily to sales of finished goods inventory and the Company not undertaking to manufacture additional inventory at this time due to a planned surplus of finished goods. Inventories at March 31, 1999 and December 31, 1998 consist of the following (in thousands):


                             March 31,          December 31,
                               1999                 1998
                              ------               -------
Raw materials                 $  260               $  404
Work in process                  208                  261
Finished goods                   552                  563
                              ------               -------
                              $1,020               $1,228
                              ======               =======

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

As of March 31, 1999, the Company borrowed approximately $335,000 against the revolving accounts receivable-based line at a rate of 9.75% per year. It was eligible to borrow approximately $358,000 against this line on March31, 1999, and borrowed the remaining available balance of approximately $23,000 in April 1999.


5.        Restructuring Accrual

In September 1997, VidaMed announced a restructuring program designed to reduce costs and improve operating efficiencies by closing the company's U.K. manufacturing facility. The charge in the third quarter of 1997 was $2.1 million.


The elements of the total charge as of March 31, 1999 are as follows (in thousands):


                                                     Representing
                                        ----------------------------------------
                                                                  Cash Outlays
                                                              ------------------
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

7.       Common Stock


On December 17, 1998, the Company entered into an agreement to sell 368,596 shares of its common stock to the principals of Telo Electronics, one of our manufacturers. The purchase price of the common stock was $2.713, the average closing price of the common stock for the five trading days preceding December 17, 1998. The common stock was paid for with promissory notes delivered on December 17, 1998. The transaction closed in February 1999 when the promissory notes plus interest were paid. The Company received net proceeds of $1,000,000 from that transaction.

Total proceeds from the issuance of common stock for the quarter ended March 31, 1999 were $1,388,000. The balance of $388,000 was attributable to employee stock plans.

8.       Retention Agreements

In October 1998, the Company entered into retention agreements with certain executive officers. Under those agreements, the Company was obligated to pay up to $810,000 on April 1,1999, if those officers remained with the Company through April 1, 1999. If any of those officers left the Company prior to April 1, 1999, the amount of the obligation would decease. All officers covered by the retention agreements remained with the Company through April 1, 1999, and the Company paid $810,000 according to the terms of the agreements.


ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is a discussion and analysis of VidaMed's consolidated financial condition and results of operations for the three months ended March 31, 1999 and 1998. We also discuss certain factors that may affect our prospective financial condition and results of operations. This section should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes in Item 1 of this report and the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998, which has been filed with the Securities and Exchange Commission and is available from the Company at no charge.

Cautionary Statement Regarding Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on VidaMed's current expectations, beliefs, intentions or future strategies. The forward-looking statements concern, among other things, the availability of cash resources to fund continued operations and market acceptance of and the likelihood of additional Medicare reimbursement coverage for the TUNA Procedure. We base all forward-looking statements on information available to us on the date of this report. We do not undertake to update any such forward-looking statements to reflect events that arise after the date of this report. Actual results could differ materially from those in the forward-looking statements because of the factors described under

"Liquidity and Capital Resources" and "Risk Factors" in this report and in our annual report on Form 10-K, as amended, for the year ended December 31, 1998.

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

At the beginning of fiscal 1999, we began restructuring our United States sales and marketing model to align with current hospital-based reimbursement coverage. Under the prior model, we focused on selling the TUNA System generator and related equipment to hospitals, physician groups and ambulatory service centers ("ASC"). Under the new sales model, an entire TUNA System is placed with a hospital at no initial capital charge, and a per use fee is charged for each procedure performed.

We received FDA clearance to market the TUNA System in 1996. In 1998, Medicare reimbursement coverage became available for procedures using our equipment that are performed in hospitals. As of March 31, 1999, 30 states provided such reimbursement coverage. To achieve significant increases in sales, we must actively promote the fee-per-use program and secure Medicare reimbursement coverage at least in all states with large populations of men over 50 years of age, which is our target patient population. The Company has several initiatives underway to facilitate the Medicare reimbursement coverage process, including working in cooperation with state Medicare Medical Directors. Notwithstanding the foregoing, there can be no assurance that the Company will receive additional Medicare reimbursement coverage in major states in a timely manner, and the failure to receive such coverage would have a material adverse effect on the business, financial condition and results of operations of the Company.

Medicare coverage for supplies and devices in the office-based and ASC markets was delayed in mid-1998 due to Medicare's review of its "Year 2000" compliance. We believe that Medicare reimbursement in doctors' offices and ASCs, as well as patient awareness and physician advocacy of the TUNA System and procedure, are our greatest challenges. Our business strategy is to focus marketing and sales efforts on patient education and physician support for our fee-per-use program while at the same time continue to advance Medicare reimbursement for the TUNA Procedure, but, as discussed below in "Liquidity and Capital Resources," we will not be able to do so without additional debt or equity financing.

Although initial results from our fee-per-use sales model are favorable, we do not anticipate reaching profitability in the near future. We expect our operating losses to continue as we commit substantial resources to expand marketing and sales activities, fund clinical trials in support of regulatory and reimbursement approvals, and fund research and development. Our future profitability will be dependent upon, among other factors, market acceptance of the VidaMed TUNA Procedure, availability and timing of third-party reimbursement for procedures performed with the TUNA System, adoption of our fee-per-use program and our ability to fund operations absent sufficient sales of our products.

There can be no assurance that the TUNA System will continue to be deemed clinically or cost effective by health care providers and payors, superior to other current and emerging methods for treating BPH, or that the TUNA System will achieve significant market acceptance in the United States. Furthermore, determinations of reimbursement of the TUNA Procedure by private and governmental health payors are made by such payors and their medical directors independent of the FDA approval. Accordingly, there can be no assurance that the TUNA Procedure will be reimbursed at adequate levels or continue to be reimbursed at adequate levels in the United States under either private or governmental healthcare payment systems. Both lack of coverage and inadequate reimbursement for the TUNA Procedure could adversely affect market acceptance of the TUNA System. Failure of the TUNA Procedure to achieve market acceptance in the United States, lack of adequate funding, the impact of competitive products and pricing and other risks could have a material adverse effect on our business, financial condition and results of operations.

Results of Operations

Net revenue for the three months ended March 31, 1999 was $1.0 million. This was down $0.7 million or 41% from $1.7 million in the three months ended March 31, 1998. The decrease in net revenue is primarily due to a $500,000 stocking order from Century Medical, Inc., our Japanese distributor, in the first quarter of 1998.

United States sales of $577,000 in the first quarter of 1999 are down from sales of $698,000 in the first quarter of 1998 due to the change in the sales model described above in the Overview.

Cost of product sold for the three months ended March 31, 1999 was $0.8 million, a decrease of 22% or $0.3 million from $1.1 million for the three months ended March 31, 1998. The decrease is due to lower product sales. Also included in cost of products sold for the three months ended March 31, 1999 were charges related to a reduction in work force, due to the announced outsourcing of the manufacturing of the Company's disposable product. Those charges were not material and did not have a material effect on liquidity.


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


Selling, general and administrative (SG&A) expenses decreased 46% to $2.5 million in the three months ended March 31, 1999 from $4.6 in the three months ended March 31, 1998. The expenditures in 1998 included charges to the allowance for doubtful accounts, as a result of the length of time involved in obtaining Medicare reimbursement coverage for each state, the transition to a new CEO, and a higher level of general and administrative spending.


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

Liquidity and Capital Resources

At March 31, 1999, the Company's cash and cash equivalents decreased $1.6 million to $7.8 million, compared to $9.4 million at December 31,1998. The decrease is due to operating expenses offset by the issuance of equity as discussed in footnote 7. In April 1999, pursuant to retention agreements with certain executives, which expired in April, the Company paid the executives the aggregate of $0.8 million as discussed in footnote 8.

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

During 1998, we finalized a commitment for $5.5 million in new debt financing with Transamerica Technology Finance, a division of Transamerica Corporation. The facility is secured by our assets and consists of a revolving accounts receivable-based credit line of up to $3 million and a $2.5 million equipment term loan. The term loan was funded in full as of December 31, 1998, at an interest rate of 12% per year. Repayment of that loan is amortized over a three-year period, with the first monthly payment having been made in December 1998 and continuing monthly thereafter.

As of March 31, 1999, we borrowed approximately $335,000 against the revolving accounts receivable-based line at a rate of 9.75% per year. We were eligible to borrow approximately $358,000 against this line on March 31, 1999, and borrowed the remaining available balance of approximately $23,000 in April 1999.


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

                                  VIDAMED, INC.
PART II: OTHER INFORMATION



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



                                          VIDAMED, INC.

Date:     August 26, 1999                 By:     /s/ Randy Lindholm
     ---------------------------                  ------------------------------
                                                      Randy Lindholm
                                                      President, Chief Executive
                                                      Officer

Date:      August 26, 1999                By:    /s/ John F. Howe
     --------------------------                  -------------------------------
                                                     John F. Howe
                                                     VP Finance, Chief Financial
                                                     Officer
                                                     (Principal Financial and
                                                     Accounting Officer)