Form 10-Q/A
period 1999-06-30
VIDAMED INC
filed 1999-08-31
CIK 929900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                 AMEMDMENT NO. 1



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1999

                                       or

[   ]      TRANSITION  REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the transition period from                 to
                                          ---------------    -----------------

                         Commission File Number: 0-26082


                                  VIDAMED, INC.
             (exact name of registrant as specified in its charter)



                     Delaware                                  77-0314454
         (State or other jurisdiction of                     (IRS Employer
         incorporation or organization)                   Identification No.)


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

PART I. FINANCIAL INFORMATION
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


PART II. OTHER INFORMATION


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

                                  VidaMed, Inc.
                 Condensed Consolidated Statements of Operations
                     (In thousands except per share amounts)
                                   (Unaudited)

                                              Three Months Ended       Six Months Ended
                                                    June 30,                June 30,
                                             --------------------    --------------------
                                                1999       1998        1999         1998
                                             --------    --------    --------    --------
Revenues:
     Product sales, net                      $  1,208    $    861    $  2,196    $  2,236
     License fees and grant revenue                17          50          67         339
                                             --------    --------    --------    --------
     Net revenues                               1,225         911       2,263       2,575

Cost of Products Sold                             646         608       1,480       1,680
                                             --------    --------    --------    --------
Gross Profit                                      579         303         783         895


Operating Expenses:
     Research and development                     742       1,200       1,555       2,334
     Selling, general and administrative        3,409       3,297       5,913       7,904
                                             --------    --------    --------    --------
     Total operating expenses                   4,151       4,497       7,468      10,238

                                             --------    --------    --------    --------
Loss from operations                           (3,572)     (4,194)     (6,685)     (9,343)

Other income(expense), net                         87         (46)         44        (135)
                                             --------    --------    --------    --------
Net loss                                     $ (3,485)   $ (4,240)   $ (6,641)   $ (9,478)
                                             ========    ========    ========    ========
Basic and diluted net loss per share         $  (0.17)   $  (0.24)   $  (0.33)   $  (0.58)
                                             ========    ========    ========    ========
Shares used in computing basic and diluted
     net loss per share                        20,546      17,443      20,430      16,341
                                             --------    --------    --------    --------

                             See accompanying notes.

                                                                    Page 4 of 16

                                  VidaMed, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
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

Results for any interim period shown in this report are not necessarily indicative of results to be expected for any other interim period or for the entire year.

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

As of June 30, 1999, the Company borrowed approximately $200,0000 against the revolving accounts receivable-based line at a rate of 9.75% per year. It was eligible to borrow approximately $330,000 against this line on June 30, 1999, and borrowed the remaining available balance of approximately $130,000 in July 1999.

5.        Restructuring Accrual

In September 1997, VidaMed announced a restructuring program designed to reduce costs and improve operating efficiencies by closing the Company's U.K. manufacturing facility. The charge in the third quarter of 1997 was $2.1 million recorded in cost of products sold.

The elements of the total charge as of June 30, 1999 are as follows (in thousands):

                                                   Representing
                                     -------------------------------------------
                                                           Cash Outlays
                                                 -------------------------------
                                      Total       Asset
                                     Charges    Write-down   Completed    Future
Fixed assets                          $  390      $  390      $ --        $ --
Facility shut down                     1,305        --         1,305        --
Grant repayment                          405        --           207         198
                                      ------      ------      ------      ------
Total Special Charges                 $2,100      $  390      $1,512      $  198
                                      ------      ------      ------      ------

6.       Reporting Comprehensive Income (Loss)

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, to be included in other comprehensive income (loss). During the three and six months ended June 30, 1999 and 1998, the total comprehensive loss was not materially different from the net loss.

7.       Common Stock

The increase in capital stock for the six months ended June 30, 1999, is primarily due to the sale of common stock to the principals of Telo Electronics, one of our manufacturers. On December 17, 1998, the Company entered into an agreement to sell 368,596 shares of its common stock to the principals of Telo Electronics, one of our manufacturers. The purchase price of the common stock was $2.713, the average closing price of the common stock for the five trading days preceding December 17, 1998. The common stock was paid for with promissory notes delivered on December 17, 1998. The transaction closed in February 1999 when the promissory notes plus interest were paid. The Company received net proceeds of $1,000,000 from that transaction.

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

Cautionary Statement Regarding Forward-Looking Statements


This Management's Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on VidaMed's current expectations, beliefs, intentions or future strategies. The forward-looking statements concern, among other things, the availability of cash resources to fund continued operations and market acceptance of and the likelihood of additional Medicare coverage approvals for the TUNA Procedure. We base all forward-looking statements on information available to us on the date of this report. We do not undertake to update any such forward-looking statements to reflect events that arise after the date of this report. Actual results could differ materially from those in the forward-looking statements because of the factors described under "Liquidity and Capital Resources" and "Risk Factors" in this report and other factors described in our annual report on Form 10-K, as amended, for the year ended December 31, 1998.


Overview

We design, develop, and market urological systems that are used for urinary tract disorders. Our products primarily treat the enlarged prostate or Benign Prostatic Hyperplasia ("BPH"), a noncancerous condition of the prostrate gland affecting urination. VidaMed's primary product, the patented VidaMed TUNA System, is a reasonably priced alternative therapy that minimizes surgical invasion, side effects and complications for this condition. In the United States, we sell our products primarily through direct sales personnel. Internationally, we primarily sell to distributors who resell to physicians and hospitals.


At the beginning of fiscal 1999, we began restructuring our United States sales and marketing model to align with current hospital-based reimbursement coverage. Under the prior model, we focused on selling the TUNA System generator and related equipment to hospitals, physician groups and ambulatory service centers. Under the new sales model, an entire TUNA System is placed with a hospital at no initial capital charge, and a per use fee is charged for each procedure performed.

We received FDA clearance to market the TUNA System in 1996. In 1998, Medicare reimbursement coverage became available for procedures using our equipment that are performed in hospitals. As of June 30, 1999, 36 states provide such reimbursement coverage. To achieve significant increases in sales, we must actively promote the fee-per-use program and secure Medicare reimbursement coverage at least in all states with large populations of men over 50 years of age, which is our target patient population. The Company has several initiatives underway to facilitate the Medicare reimbursement coverage process, including working in cooperation with state Medicare Medical Directors. Notwithstanding the foregoing, there can be no assurance that the Company will receive additional Medicare reimbursement coverage in major states in a timely manner, and the failure to receive such coverage would have a material adverse effect on the business, financial condition and results of operations of the Company.


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


For the first six months of 1999, net revenue decreased 12% to $2,263,000 from $2,575,000 during the same period of 1998. The decrease is primarily due to non-recurring grant revenue that was recognized in 1998. Though the net product revenues did not change materially from the first six months of 1998 to the first six months of 1999, the source of revenues changed. Product revenues for the prior period were generated from the sales of entire TUNA Systems while product revenues for the first six months of 1999 included revenues from our fee-per-use program, as discussed above in the section entitled "Overview."

Cost of product sold for the three months ended June 30, 1999 was $646,000, an increase of 6% or $38,000 from $608,000 for the three months ended June 30, 1998. This increase was a function of higher product sales. For the six months ended June 30, 1999 cost of product sold was $1,480,000, down 12% from $1,680,000 in the first six months of 1998. The decrease is a function of (i) a transition from a sales and marketing model based on the sales of the TUNA System to a fee-per-use sales model, and (ii) outsourcing the manufacture of our disposable product resulting in lower materials cost.


Research and development (R & D) expenses included expenditures for regulatory compliance and clinical trials. Clinical trial costs consist largely of payments to clinical investigators, product for clinical trials, and costs associated with initiating and monitoring clinical trials. R&D expenses decreased 38% to $742,000 in the three months ended June 30, 1999 from $1,200,000 in the three months ended June 30, 1998. For the six months ended June 30, 1999 expenses decreased 33% to $1,555,000 from $2,334,000 in the first six months of 1998. The decrease was primarily due to reduced clinical activity in 1999, resulting from the completion of FDA clinical trial studies, and the completion of R&D expenditures for our current ProVu generation of products in 1998.

Selling, general and administrative (SG&A) expenses increased 3% to $3,409,000 in the three months ended June 30, 1999 from $3,297,000 in the three months ended June 30, 1998. The increase is primarily attributed to costs associated with executive retention and reorganizing our U.S. sales force, including recruiting costs, offset by legal expenses.

For the first six months ended June 30, 1999 SG&A expenses decreased $1,991,000 or 25% from $7,904,000 in 1998 to $5,913,000 in 1999. The decrease is a function of higher expenditures in the first quarter of 1998, including a charge to the allowance for doubtful accounts necessitated by the length of time involved in obtaining state Medicare coverage, a charge incurred in the transition to a new chief executive officer and a charge for legal expenses.


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

VidaMed expects operating losses to continue at least through fiscal year 2000.

Liquidity and Capital Resources


As of June 30, 1999, our cash and cash equivalents decreased by $5.0 million to $4.4 million, compared to $9.4 million at December 31, 1998. The decrease is due to operating expenses incurred in the normal course of business, offset in part by the issuance of equity as discussed in footnote 7.

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

As of June 30, 1999, we borrowed approximately $200,0000 against the revolving accounts receivable-based line at a rate of 9.75% per year. We were eligible to borrow approximately $330,000 against this line on June 30, 1999, and borrowed the remaining available balance of approximately $130,000 in July 1999.

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

RISK FACTORS

Our business, results of operations and financial condition are subject to a number of risk factors, in addition to those described above under "Results of Operations" and "Liquidity and Capital Resources" and in our annual report on Form 10-K for the year ended December 31, 1998, as amended.

Potential Loss of Nasdaq Listing

The continuing listing requirements for inclusion of our stock on the Nasdaq National Market require that we maintain minimum net tangible assets of $4.0 million. As of June 30, 1999, our net tangible assets decreased to $2.375 million. Although we are attempting to increase our net tangible assets through the sale of securities and increased sales of our products, the Nasdaq-Amex Market Group of the NASD ("Nasdaq-Amex") could initiate de-listing proceedings. There is no assurance that we will be able to raise sufficient capital or increase sales to meet the minimum net tangible asset listing requirements. In addition, there are other minimum listing requirements that VidaMed must continually satisfy. For example, our common stock cannot close below $1.00 for 30 consecutive trading days. The failure to satisfy any minimum listing requirement could result in the initiation of delisting proceedings.

In August 1999, Nasdaq-Amex notified us that we were out of compliance with the net tangible assets requirement for continued listing on the Nasdaq National Market. The Company has been asked to submit a plan for achieving compliance to Nasdaq-Amex. No delisting action will be taken against VidaMed until we have an adequate opportunity to respond.

Delisting from the Nasdaq National Market could adversely affect the liquidity and price of the Company's common stock. Moreover, investors may find it more difficult to dispose of or obtain accurate quotations for our common stock because the bid and asked quotations would be reported on an electronic bulletin board such as the OTC Bulletin Board or a similar quotation medium.

Manufacturing

Three of the four major components of the TUNA System are manufactured by third parties. We manufacture the VTS PROVu Reuseable Handle at our headquarters facility in Fremont, California. Telo Electronics manufactures the VTS Generator (Model 7600) at its facility in San Jose, California. Ziess Humphrey Systems manufactures the VTS Disposable Cartridge at its facility in Dublin, California. Karl Storz manufactures the VTS PROVu Telescope at its facility in Germany. The transition to Zeiss Humphrey Systems was completed during the quarter ended June 30, 1999.

By outsourcing our manufacturing, we are at risk that our manufacturers will not be able to supply us with our products as ordered. Our products are continuously subject to Food and Drug Administration regulation, including recordkeeping and reporting requirements regarding use of the device. Manufacturing facilities where we outsource products are also subject to periodic inspection by federal, state and foreign regulatory agencies. Failure of our manufacturers to comply with regulatory requirements could adversely effect our business.

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


Item 3.           Quantitative and Qualitative Disclosures About Market Risk


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


PART II: OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders


VidaMed held its annual meeting on June 3, 1999. Our stockholders voted on the following proposals.

The stockholders approved an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized common shares from 30,000,000 to 60,000,000. There were 14,940,299 votes for and 1,815,378 votes against the proposal, with 1,852,359 abstentions.

The election of directors was conducted and the following nominees were elected, with the following vote count:

                                               Votes                    Votes
         Name                                   For                   Withheld
         -------------------------          ----------               ---------

         Franklin D. Brown                  18,380,044                 227,992
         Robert Erra                        18,381,589                 226,447
         David J. Illingworth               18,386,371                 221,665
         Wayne I. Roe                       15,579,406               3,028,630
         Michael H. Spindler                18,380,289                 227,747


The stockholders approved an amendment to our 1995 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for future issuance under the plan by 200,000 shares to a new total of 600,000 shares. There were 10,312,832 votes for and 589,954 votes against the amendment, with 122,591 abstentions and 7,582,659 shares not voting.

The stockholders did not approve an amendment to the 1992 Stock Plan to increase the number of shares of common stock reserved for future issuance by 1,200,000 shares to a new total of 5,500,000 shares. There were 4,058,264 votes for and 6,591,311 votes against the amendment, with 148,901 abstentions and 7,809,560 shares not voting.


The stockholders approved an amendment to the 1995 Director Option Plan to eliminate the vesting provisions and to vest immediately any future options granted under the plan. There were 14,761,446 votes for and 3,649,417 votes against the amendment, with 197,173 abstentions.

The stockholders ratified Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 1999. There were 18,336,879 votes for and 189,177 votes against ratification, with 81,980 abstentions.

Item 5.           Other Information

Management Changes


In June 1999, several changes occurred in our management and on our Board of Directors. David Illingworth resigned as President and Chief Executive Officer to become Executive Chairman of the Board, effective August 1, 1999. Mr. Illingworth will devote up to 50 percent of his working time to strategic relationships and strategic planning. He continues to serve as Chairman of the Board of Directors. Mr. Illingworth's contract with VidaMed for his services as Executive Chairman is attached as an exhibit to this report.

Randy Lindholm, who had been our Executive Vice President of Sales and Marketing, was promoted to President and Chief Executive Officer, effective August 1, 1999. Mr. Lindholm also joined the Board of Directors. Mr. Lindholm's contract with VidaMed for his services as President and Chief Executive Officer is attached as an exhibit to this report.


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


On August  23,  1999,  John F.  Howe  replaced  Richard  D.  Brounstein  as Vice
President Finance, Chief Financial Officer. Mr. Brounstein will remain with VidaMed to effectuate a smooth transition.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits


                  10.19(1) Transition Agreement between VidaMed, Inc. and David
                           Illingworth, dated June 26, 1999.
                  10.20(1) Employment Agreement between VidaMed, Inc. and Randy
                           Lindholm, dated June 22, 1999.
                   27.1    Financial Data Schedule


         (b)      Reports on Form 8-K.

                           No reports on Form 8-K were filed during the quarter ended June 30, 1999.


(1) Filed as an Exhibit to the Company's original Report on Form 10-Q for the Quarter ended June 30, 1999 and incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  VIDAMED, INC.

Date:  August 26, 1999         By:     /s/   Randy D. Lindholm
      -------------------           ------------------------------------
                                    Randy D. Lindholm
                                    President, Chief Executive Officer

Date:  August 26, 1999         By:     /s/   John F. Howe
      -------------------           -------------------------------
                                    John F. Howe
                                    VP Finance, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)