Form 10-Q
period 1999-09-30
VIDAMED INC
filed 1999-11-15
CIK 929900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 22,873,211 as of November 11, 1999.


                                            VIDAMED, INC.

                                                INDEX


PART I. FINANCIAL INFORMATION

                                                                                                            Page
Item 1.      Condensed Consolidated Financial Statements - unaudited

             Condensed consolidated balance sheets - September 30, 1999
                  and December 31, 1998                                                                      3

             Condensed consolidated statements of operations - three months ended September 30, 1999 and 1998 and nine months ended September 30, 1999
                  and 1998.                                                                                  4

             Condensed consolidated statements of cash flows - nine months
                  ended September 30, 1999 and 1998                                                          5

             Notes to condensed consolidated financial statements                                            6

Item 2.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                   8

Item 3       Quantitative and Qualitative Disclosure About Market Risk                                      13


PART II. OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders                                            13

Item 5.      Other Information                                                                              14

Item 6.      Exhibits and Reports on Form 8-K                                                               14

             Signatures                                                                                     15


                                                                                                  Page 2 of 16

                                                 PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                                VidaMed, Inc.
                                  Condensed Consolidated Balance Sheets
                                                (In thousands)

                                                                    September 30,            December 31,
                                                                       1999                     1998
                                                                     --------                --------
                                                                    (Unaudited)                 (*)
Assets
Current Assets:
     Cash and cash equivalents                                       $  1,370                $  9,384
     Accounts receivable                                                  808                     228
     Inventories                                                        1,061                   1,228
     Other current assets                                                 897                   1,179
                                                                     --------                --------
              Total current assets                                   $  4,136                $ 12,019


     Property and equipment, net                                        1,181                   1,797
     Other assets, net                                                    202                     316
                                                                     --------                --------
              Total assets                                           $  5,519                $ 14,132
                                                                     ========                ========


Liabilities and stockholders' equity Current liabilities:

     Notes payable, current portion                                  $  1,179                $    764
     Accounts payable                                                     224                     338
     Accrued professional fees                                            167                     317
     Accrued clinical trial fees                                          233                     431
     Accrued and other liabilities                                      2,624                   2,923
     Current portion of obligations under capital leases                 --                        22
     Deferred revenue                                                $     97                $    229
                                                                     --------                --------
              Total current liabilities                              $  4,524                $  5,024

     Notes payable, long-term portion                                   1,235                   1,785

Stockholders' equity (deficit):
     Capital stock                                                     97,390                  95,542
     Accumulated deficit                                              (97,630)                (88,219)
                                                                     --------                --------
              Total stockholders' equity (deficit)                       (240)                  7,323
                                                                     --------                --------
              Total liabilities and stockholder's equity (deficit)   $  5,519                $ 14,132
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


                                                                                          Page 3 of 16


                                                         VidaMed, Inc.
                                        Condensed Consolidated Statements of Operations
                                            (In thousands except per share amounts)
                                                          (Unaudited)

                                                                                Three Months Ended             Nine Months Ended
                                                                                   September 30,                 September 30,
                                                                              -----------------------       ------------------------
                                                                                1999           1998           1999           1998
                                                                              --------       --------       --------       --------
Revenue                                                                       $  1,487       $ (2,088)      $  3,749       $    487

Cost of products sold                                                              579            954          2,059          2,634
                                                                              --------       --------       --------       --------
Gross profit                                                                       908         (3,042)         1,690         (2,147)

Operating expenses:
    Research and development                                                       683          1,136          2,238          3,471
    Selling, general and administrative                                          2,934          2,802          8,847         10,705
                                                                              --------       --------       --------       --------
Total operating expenses                                                         3,617          3,938         11,085         14,176
                                                                              --------       --------       --------       --------
Operating loss                                                                  (2,709)        (6,980)        (9,395)       (16,323)
Other income (expense)                                                             (60)            80            (16)           (55)
                                                                              --------       --------       --------       --------
Net loss                                                                      $ (2,769)      $ (6,900)      $ (9,411)      $(16,378)
                                                                              ========       ========       ========       ========
Basic and Diluted Net loss per share                                          $  (0.13)      $  (0.35)      $  (0.46)      $  (0.93)
                                                                              ========       ========       ========       ========
Shares used in computing Basic and Diluted net loss per share                   20,653         19,925         20,505         17,536
                                                                              ========       ========       ========       ========


                                                    See accompanying notes.


                                                                                                                        Page 4 of 16


                                                            VidaMed, Inc.
                                           Condensed Consolidated Statement of Cash Flows
                                                           (In thousands)
                                                             (Unaudited)

                                                                                                            Nine Months Ended
                                                                                                                September 30
                                                                                                        ----------------------------
                                                                                                          1999               1998
                                                                                                        --------           --------
Cash flows from operating activities:
     Net loss                                                                                           $ (9,411)          $(16,378)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
              Depreciation and amortization                                                                  939                976
              Changes in assets and liabilities:
                 Accounts receivable                                                                        (580)             3,183
                 Inventory                                                                                   167                164
                 Other current assets                                                                        282               (955)
                 Other assets                                                                                114                 92
                 Accounts payable                                                                           (114)              (784)
                 Accrued professional fees                                                                  (150)              (198)
                 Accrued clinical trial costs                                                               (198)               231
                 Accrued and other liabilities                                                              (299)              (966)
                 Deferred revenue                                                                           (132)              (329)
                                                                                                        --------           --------
Net cash used in operating activities                                                                     (9,382)           (14,964)
                                                                                                        --------           --------
Cash flows from investing activities:
     Expenditures for property and equipment                                                                (323)              (679)
                                                                                                        --------           --------
       Net cash used in investing activities                                                                (323)              (679)
                                                                                                        --------           --------

Cash flows from financing activities
     Principle payments under capital leases
                                                                                                             (22)              (101)
     Principle payments of notes payable                                                                    (135)              (770)
     Net proceeds from issuance of notes payable                                                            --                1,500
     Net proceeds from issuance of common stock                                                            1,848             17,970
                                                                                                        --------           --------

Net cash from financing activities                                                                         1,691             18,599
                                                                                                        --------           --------

Net (decrease) increase in cash and cash equivalents                                                      (8,014)             2,956
Cash and cash equivalents at the beginning of the period                                                   9,384              8,026
                                                                                                        --------           --------

Cash and cash equivalents at the end of the period                                                      $  1,370           $ 10,982
                                                                                                        --------           --------

Supplemental disclosure of cash flows information:
Cash paid for interest                                                                                  $    226           $    739
                                                                                                        --------           --------

                                                    See accompanying notes

                                                                                                                        Page 5 of 16

                                  VIDAMED, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements of VidaMed, Inc. (the "Company" or "VidaMed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 1999 and the statements of operations for the three and nine months ended September 30, 1999 and 1998, and the statements of cash flows for the nine months ended September 30, 1999 and 1998, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-K, as amended, for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

Results for any interim period shown in this report are not necessarily indicative of results to be expected for any other interim period or for the entire year.

2. Net Loss Per Share

The Company calculates net loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Statement 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if more dilutive, for all periods presented. Basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the periods presented. Securities that could share in the earnings of the Company, such as options, warrants and convertible securities, are excluded from the computation, as their effect is anti-dilutive. As the Company has incurred losses from operations in each of the periods presented, there is no difference between basic and diluted net loss per share amounts. Currently we have 3,435,762 options outstanding under employee and director plans. The options will be included in the calculation at such time as the affect is no longer anti-dilutive, as calculated using the treasury stock method.

3. Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market value. Inventories at September 30, 1999 and December 31, 1998 consist of the following (in thousands):

                                                September 30,    December 31,
                                                    1999             1998
                                                   ------           ------
                       Raw materials               $  102           $  404
                       Work in process               --                261
                       Finished goods                 959              563
                                                   ------           ------
                                                   $1,061           $1,228
                                                   ======           ======

The reduction in raw materials and work in process since December 31, 1998 is due the transition to our manufacturing outsource partner, Zeis Humphery, being completed.

4. Notes Payable

During 1998, the Company finalized a commitment for $5.5 million in new debt financing with Transamerica Business Credit Corporation. The facility is secured by the Company's assets and consists of a revolving accounts receivable-based credit line of up to $3 million and a $2.5 million equipment term loan. The term loan was funded in full as of December 31, 1998, at an interest rate of 12% per year. Repayment of that loan is amortized over a three-year period, with the first monthly payment having been made in December 1998 and continuing monthly thereafter.

On August 30, 1999, we filed a form 10K/A, which included an updated opinion from our Independent Auditors, Ernst & Young LLP, regarding a going concern uncertainty. Due to the going concern uncertainty, our loan with Transamerica was considered in default. On October 26, 1999, we received a waiver from Transamerica, and are no longer considered in default. Transamerica received a $10,000 fee and was issued a warrant to acquire up to 20,000 shares of our common stock for a purchase price of $0.89 per share. The warrant has a term of five years and carries piggy-back registration rights.

As of September 30, 1999, the Company borrowed approximately $330,0000 against the revolving accounts receivable-based line at a rate of 9.75% per year. It was eligible to borrow approximately $511,000 against this line on September 30, 1999, and borrowed the remaining available balance of approximately $181,000 in October 1999.

5. Restructuring Accrual

In September 1997, VidaMed announced a restructuring program designed to reduce costs and improve operating efficiencies by closing the Company's U.K. manufacturing facility. The charge in the third quarter of 1997 was $2.1 million recorded in cost of products sold.

The elements of the total charge as of September 30, 1999 are as follows (in thousands):

                                                       Representing
                                      ------------------------------------------
                                                                Cash Outlays
                                                              ------------------
                                       Total       Asset
                                      Charges    Write-down  Completed    Future
                                      ------      ------      ------      ------
Fixed assets                          $  390      $  390      $ --        $ --
Facility shut down                     1,305        --         1,305        --
Grant repayment                          405        --           222         183
                                      ------      ------      ------      ------
Total Special Charges                 $2,100      $  390      $1,527      $  183
                                      ------      ------      ------      ------

The grant repayment is due to be paid by December 31, 1999.

6. Reporting Comprehensive Income (Loss)

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, to be included in other comprehensive income (loss). During the three and nine months ended September 30, 1999 and 1998, the total comprehensive loss was not materially different from the net loss.

7. Common Stock

The increase in capital stock for the nine months ended September 30, 1999, is due to the issuance of 734,047 additional shares. We sold 368,596 shares of common stock to the principals of Telo Electronics, a vendor of the company. On December 17, 1998, the Company entered into an agreement to sell 368,596 shares of its common stock to the principals of Telo Electronics. The purchase price per share of the common stock was $2.713, the average closing price of the common stock for the five trading days preceding December 17, 1998. The common stock was paid for with promissory notes delivered on December 17, 1998. The transaction closed in February 1999 when the promissory notes plus interest were paid. The Company received net proceeds of $1,000,000 from that transaction. Additionally, we have issued 270,548 shares in employment-related settlements and 94,903 under employee stock option and purchase plans.

8. Retention Agreements

In October 1998, the Company entered into retention agreements with certain executive officers. Under those agreements, the Company was obligated to pay up to $810,000 on April 1, 1999, if those officers remained with the Company through April 1, 1999. All officers covered by the retention agreements remained with the Company through April 1, 1999, and the Company paid $810,000 according to the terms of the agreements.

9. Subsequent Events

On October 27, 1999, the Company received $4.3 million net proceeds from the private sale of 2.2 million shares of common stock at $2.00 per share. In connection with the sale of those shares, the purchasers were granted registration rights requiring the Company to register those shares for resale within 90 days of October 27, 1999. If the shares are not registered for resale by then, the Company will be obligated to issue to the purchasers warrants to acquire up to 550,000 shares of common stock at an exercise price of $2.4068 per share. The warrants, if issued, will be for a term of three years.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of VidaMed's consolidated financial condition and results of operations for the three months and nine months ended September 30, 1999 and 1998. We also discuss certain factors that may affect our prospective financial condition and results of operations. This section should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes in Item 1 of this report and the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998, which has been filed with the Securities and Exchange Commission and is available from the Company at no charge.

Cautionary Statement Regarding Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on VidaMed's current expectations, beliefs, intentions or future strategies. The forward-looking statements concern, among other things, the availability of cash resources to fund continued operations and market acceptance of and the likelihood of additional Medicare coverage approvals for the TUNA Procedure. We base all forward-looking statements on information available to us on the date of this report. We do not undertake to update any such forward-looking statements to reflect events that arise after the date of this report. Actual results could differ materially from those suggested in the forward-looking statements because of the factors described under "Liquidity and Capital Resources" and "Risk Factors" in this report and other factors described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 1998.


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

At the beginning of fiscal 1999, we began restructuring our United States sales and marketing model to align with current hospital-based Medicare reimbursement coverage. Under the prior model, we focused on selling the TUNA system generator and related equipment to hospitals, physician groups and ambulatory surgical centers (ASC). Under the new sales model, an entire TUNA System is placed with a hospital at no charge, and a per use fee is charged for each procedure performed.

We received FDA clearance to market the TUNA System in 1996. In 1998, Medicare reimbursement coverage became available for procedures using our equipment that are performed in hospitals. As of October 1, 1999, 41 states provide such reimbursement coverage. To achieve significant increases in sales, we must actively promote the fee-per-use program and secure Medicare reimbursement coverage at least in all states with large populations of men over 50 years of age, which is our target patient population. The Company has several initiatives underway to facilitate the Medicare reimbursement coverage process, including working in cooperation with state Medicare Medical Directors. We can give no assurance however that the Company will receive additional Medicare reimbursement coverage in major states in a timely manner or at all, and the failure to receive such coverage would have a material adverse effect on our business, financial condition and results of operations.

Medicare coverage for supplies and devices in the office-based and ASC markets was delayed in mid-1998 due to Medicare's review of its "Year 2000" compliance. We believe that Medicare reimbursement in doctors' offices and ASCs, as well as patient awareness and physician advocacy of the TUNA System and procedure, are our greatest challenges. Our business strategy is to focus marketing and sales efforts on patient education and physician support for our fee-per-use program while at the same time continuing to advance Medicare reimbursement for the TUNA Procedure. As discussed below in "Liquidity and Capital Resources," we may not be able to continue to execute the business plan without additional debt or equity financing.

There can be no assurance that the TUNA System will be deemed clinically or cost effective by health care providers and payors, or superior to other current and emerging methods for treating BPH, or that the TUNA System will achieve significant market acceptance in the United States. Furthermore, determinations of reimbursement of the TUNA Procedure by private and governmental health payors are made by such payors and their medical directors independent of the FDA approval. Accordingly, we can give no assurance that the TUNA Procedure will be reimbursed at adequate levels or continue to be reimbursed at adequate levels in the United States under either private or governmental healthcare payment systems. Both lack of coverage and inadequate reimbursement for the TUNA Procedure could adversely affect market acceptance of the TUNA System

Results of Operations

Net revenue for the three months ended September 30, 1999 was $1,487,000. This was an increase of $262,000 or 21% from $1,225,000 in the three months ended June 30, 1999. Product sales in the third quarter of 1999 increased 129 % to $1,487,000 from $650,000 in the same period in 1998. The difference is due primarily to acceptance of our fee-per-use program. The 1998 sales of $650,000 are before a $2,718,000 sales reserve, recorded in the third quarter of 1998, related primarily to sales in the first two quarters. This reserve was taken due to the announced delay in office based Medicare reimbursement.

For the first nine months of 1999, net revenue increased to $3,749,000 from $487,000 during the same period of 1998. The increase is attributable to the $2,718,000 charge to sales reserves taken in 1998 and increased sales under the fee-per-use program.

Cost of product sold for the three months ended September 30, 1999 was $579,000, a decrease of 39% or $375,000 from $954,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999 cost of product sold was $2,059,000, down 22% from $2,634,000 in the first nine months of 1998. The decrease is a function of (i) a transition from a sales and marketing model based on the sales of the TUNA System to a fee-per-use sales model, and (ii) outsourcing the manufacture of the disposable component of our product resulting in lower materials cost.

Gross margin expressed as a percentage of sales in the three months ended September 30, 1999 was 61%, up from 47% for the three months ended June 30, 1999. This significant improvement in gross margin is primarily attributed to the increased volume in our U.S. based fee-per-use program.

Research and development (R & D) expenses included expenditures for regulatory compliance and clinical trials. Clinical trial costs consist largely of payments to clinical investigators, product for clinical trials, and costs associated with initiating and monitoring clinical trials. R&D expenses decreased 40% to $683,000 in the three months ended September 30, 1999 from $1,136,000 in the three months ended September 30, 1998. For the nine months ended September 30, 1999 expenses decreased 36% to $2,238,000 from $3,471,000 in the first nine months of 1998. The decrease was primarily due to reduced clinical activity in 1999, resulting from the completion of FDA clinical trial studies, and the completion of R&D expenditures for our current ProVu generation of products in 1998.

Selling, general and administrative (SG&A) expenses increased 5%, when compared to 1998 expenditures after the reclassification of bad debt, to $2,934,000 in the three months ended September 30, 1999 from $2,802,000 in the three months ended September 30, 1998. The third quarter of 1998 included a reclassification of bad debt expense to sales reserves recorded in connection with the $2,718,000 sales reserve discussed above. The impact on the third quarter of 1998 from items in the first two quarters was approximately $337,000 Adjusting for the impact of this reclassification, SG&A decreased $235,000 or 8% from the comparable quarter last year. The difference is due to added legal expense for patent litigation in 1998.

For the nine months ended September 30, 1999 SG&A expenses decreased $1,858,000 or 17% from $10,705,000 in 1998 to $8,847,000 in 1999. The decrease is a function of higher expenditures in the first quarter of 1998, including a charge to the allowance for doubtful accounts necessitated by the length of time involved in obtaining state Medicare coverage, a charge incurred in the transition to a new chief executive officer and for legal expenses related to patent defense.

Other income/expense for the three months ended September 30, 1999 included expense of $60,000 compared to an income of $80,000 for the comparable period in 1998. For the nine months ended September 30, 1999 other income was $44,000 compared to an expense of $135,000 for the nine months ended September 30, 1998. Other income is primarily composed of interest income and expense.

Liquidity and Capital Resources

         For the quarter ending September 30, 1999, our cash and cash equivalents decreased by $3.0 million to $1.4 million, compared to $4.4 million at June 30, 1999. The decrease is due to operating expenses incurred in the normal course of business. For the nine months ending September 30, 1999 cash decreased by $8.0 million from $9.4 million at December 31, 1998. The decrease is due to normal operating expenses offset in part by financing activities.

         In October 1999, we received $4,300,000 in net proceeds from the sale of 2.2 million shares of our common stock in a private sale. The financing was necessitated because of increased costs associated with developing the newly introduced fee-per-use program and a longer than anticipated ramp-up time to generate revenues from that program. While management believes that the proceeds of that equity financing plus revenues from the fee-per-use program will be sufficient to fund operations at current levels through the end of fiscal 1999, additional financing may be required to fund operations at current levels through the end of fiscal 2000. Management is pursuing, and believes it can obtain, financing to fund operations at current levels through the end of fiscal 2000. Additional financing may not be available, or if available, may not be on favorable terms. Any future equity financing would result in dilution to our stockholders.

         If additional financing is unavailable, management nevertheless believes that it would be able to fund operations through the end of fiscal 2000 by scaling back research and development, clinical trials, expansion into the office-based market and other areas of discretionary spending. Reductions in those areas could have a material adverse affect on our long-term opportunities to develop new and competitive products, obtain necessary governmental approvals of those products and develop additional markets for our products.

         During 1998, we finalized a commitment for $5.5 million in new debt financing with Transamerica Business Credit Corporation. The facility is secured by our assets and consists of a revolving accounts receivable-based credit line of up to $3 million and a $2.5 million equipment term loan. The term loan was funded in full as of December 31, 1998, at an interest rate of 12% per year. Repayment of that loan is amortized over a three-year period, with the first monthly payment having been made in December 1998 and continuing monthly thereafter.

         As of September 30, 1999, we borrowed approximately $330,0000 against the Transamerica revolving accounts receivable-based line at a rate of 9.75% per year. We were eligible to borrow approximately $511,000 against this line on September 30, 1999, and borrowed the remaining available balance of approximately $181,000 in October 1999.

         On October 26, 1999, we entered into an Amendment and Waiver Agreement with Transamerica. Under that agreement, Transamerica waived an event of default under our Loan and Security Agreement. The event of default resulted from the inclusion of a going concern uncertainty in an updated opinion from our independent auditors. In consideration for the waiver, we paid Transamerica a $10,000 fee and issued it a warrant to acquire up to 20,000 shares of our common stock for a purchase price of $0.89 per share. The warrant has a term of five years and carries piggy-back registration rights.

Restructuring Accrual

In September 1997, VidaMed announced a restructuring program designed to reduce costs and improve operating efficiencies by closing our U.K. manufacturing facility. In 1997, we incurred a $2,100,000 charge in cost of goods sold due to the closure of the plant. The charge reflects $390,000 for the estimated loss on the abandonment of fixed assets, a $1,305,000 charge for our short-term obligation related to the closure of our British manufacturing facility and a $405,000 obligation to repay a grant received when we opened the facility. As of September 30, 1999, the remaining accrual balance is $183,000 and consists mainly of a grant repayment due by the end of 1999. See Note 5 of Notes to Condensed Consolidated Financial Statements.

RISK FACTORS

Our business, results of operations and financial condition are subject to a number of risk factors, in addition to those described above under "Results of Operations" and "Liquidity and Capital Resources" and in our annual report on Form 10-K for the year ended December 31, 1998, as amended.

The Fee-Per-Use Sales Program is New and Subject to Medicare Reimbursement Policies.

         At the beginning of fiscal 1999, we introduced our fee-per-use program in the United States. Under this program, an entire TUNA System is placed with a hospital at no charge and a fee is charged for each procedure performed. This program replaced our previous sales model, which focused on sales of the TUNA System generator and related equipment to hospitals. Given the relatively short time that the fee-per-use program has been in place, the success of the program and the amount of revenues it will generate are uncertain. Also a change in Medicare reimbursement policy, allowing for payment for procedures in an office setting but at a reduced rate, would directly impact the revenue and associated margins of the fee-per-use program. If revenues do not meet expectations, we will have to obtain additional debt or equity financing to cover the shortfall, and may consider developing another sales model to replace or supplement the fee-per-use program. We currently do not have any plans to replace the fee-per-use program, and are continually working to develop and enhance the program.

Potential Loss of or Change in Nasdaq Listing

         The continuing listing requirements for inclusion of our stock on the Nasdaq National Market require that we maintain minimum net tangible assets of $4.0 million. As of September 30, 1999, our net tangible assets decreased to ($240) thousand. Our net tangible assets increased with the receipt of $4.3 million in proceeds from the private sale of common stock in October 1999, but not in an amount sufficient to satisfy the $4.0 minimum listing requirement. There is no assurance that we will be able to raise sufficient capital or increase sales to meet the minimum net tangible asset listing requirement. In addition, there are other minimum listing requirements that VidaMed must continually satisfy. For example, our common stock cannot close below $1.00 for 30 consecutive trading days.

         In August 1999, the Nasdaq-Amex Market Group of the NASD ("Nasdaq-Amex") notified us of our non-compliance with the listing requirements. On November 4, 1999, a hearing was conducted to determine whether we satisfied the minimum listing requirements, and if not, whether we would be granted an extension of time to achieve compliance. At the time of the hearing, we were not in compliance with the minimum listing requirements of the Nasdaq National Market, but we did satisfy the continued listing requirements of the Nasdaq SmallCap Market. We are awaiting Nasdaq-Amex's decision on whether our request for an extension of time to achieve compliance with the Nasdaq National Market requirements will be granted, or whether the listing of our common stock will be transferred to the Nasdaq SmallCap Market or other action will be taken.

         If our common stock is removed from the Nasdaq National Market and not transferred to the Nasdaq SmallCap Market, the liquidity and price of the stock could be adversely affected. Moreover, we may find it more difficult to raise equity financing, and investors may find it more difficult to dispose of or obtain accurate quotations for our common stock because the bid and asked quotations would be reported on an electronic bulletin board such as the OTC Bulletin Board or a similar quotation medium.

VidaMed Relies on One Product Line

         The VidaMed TUNA System consists of a radio frequency generator, a reusable handle, a disposable cartridge and an optical telescope. If a material problem develops with any one or more of those components, our revenues would likely suffer because we do not have other products to rely on. Possible problems include, but are not necessarily limited to, malfunctions, failures to comply with or changes in governmental regulations, product recalls, product obsolescence, injunctions resulting from litigation, inability to protect our intellectual property, invalidity of our patents or shortages of product.

Manufacturing

Three of the four major components of the TUNA System are manufactured by third parties. We manufacture the VTS PROVu Reusable Handle at our headquarters facility in Fremont, California. Telo Electronics manufactures the VTS Generator (Model 7600) at its facility in San Jose, California. Ziess Humphrey Systems manufactures the VTS Disposable Cartridge at its facility in Dublin, California. Karl Storz manufactures the VTS PROVu Telescope at its facility in Germany.

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

We have been proactive in addressing the Y2K issue internally and externally. Our primary software system is Y2K compliant. We do not depend on in-house custom systems and generally purchase off-the-shelf software from reputable vendors who have tested their software for Y2K compliance. The Y2K issue is being considered for all future software purchases. Although we believe the Y2K issue will not pose material operational problems for our computer systems, there can be no assurance that problems arising from the Y2K issue will be completely eliminated.

We have communicated with our significant suppliers and customers to determine the extent to which our operations are vulnerable to a failure of any of those third parties to remediate their own Y2K issues. Medicare coverage for supplies and devices in the office-based and ASC markets was delayed in mid-1998 due to Medicare announced Y2K problems. The ASC reimbursement program, which was expected to be effective January 1, 1999, is not likely to be effective before September 30, 2000. As a result of the Medicare coverage delays, the Company established a $2.7 million reserve in the third quarter of 1998 for all office-based and ASC sales, which occurred principally in the first and second quarter of 1998. Other than issues related to Medicare, none of our significant suppliers or large customers has notified us that they have significant Y2K problems. Even where assurances are received from third parties, however, there remains a risk that failure of systems and products of other companies on which we rely could have a material adverse effect on our business.

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

We believe we have an effective program in place to resolve Y2K issues in a timely manner. We also have contingency plans for certain critical applications and are working on such plans for others. These contingency plans involve, among other actions:

o   Manual workarounds (e.g. manual preparation of invoices, paychecks)
o   Adjusting staffing strategies, to meet additional and changing demands.

In the event that we do not completely resolve all of the Y2K issues, our business operations could be adversely affected. Although the resulting costs and loss of business cannot be reasonably estimated at this time, we have not and do not expect to have material costs associated with the Y2K issues.

The most reasonably likely worst case scenario relates to our inability to use our computerized manufacturing and accounting system. Although the software product is Y2K compliant, other unforeseen factors could render it inoperative, such as the inability of public utilities to provide service. This occurrence could materially adversely effect our business. We could also be required to manually prepare documents, such as shipping documents, invoices and checks. Such tasks would be more time consuming and would likely require additional human resources to complete.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to interest rate risk on the investments of our excess cash. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. To minimize the exposure due to adverse shifts in interest rates, we invest in short-term securities with maturities of less than one year. Due to the nature of our short-term investments, we have concluded that we do not have a material market risk exposure.

PART II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended September 30, 1999.

Item 5. Other Information

Management Changes

In August 1999, several changes occurred in our management and on our Board of Directors. David Illingworth resigned as President and Chief Executive Officer, effective August 1, 1999. He remains a member of the Board.

Randy Lindholm, who had been our Executive Vice President of Sales and Marketing, was promoted to President and Chief Executive Officer, effective August 1, 1999. Mr. Lindholm also was named Chairman of the Board, effective November 12, 1999.

Effective September 27, 1999 Elizabeth H. Davila was named to the Board of Directors. Effective November 4, 1999 Paulita Laplante and Kurt C. Wheeler were named to the Board of Directors.

On August 23, 1999, John F. Howe replaced Richard D. Brounstein as Vice President Finance, Chief Financial Officer. Mr. Howe was most recently Vice President, Finance and Hospital Division Controller for Nellcor Puritan Bennett of Pleasanton, Calif., a $800 million international medical device company specializing in respiratory products and services, which was acquired by Mallinckrodt Inc. (NYSE: MKG) in 1997.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K.

                           No reports on Form 8-K were filed during the quarter ended September 30, 1999.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                              VIDAMED, INC.

Date:     November 12, 1999                                   By:     /s/   Randy D. Lindholm
       ---------------------------                                 ------------------------------------
                                                                   Randy D. Lindholm
                                                                   President, Chief Executive Officer



Date:     November 12, 1999                                   By:    /s/   John F. Howe
       ----------------------------                               -------------------------------
                                                                   John F. Howe

                                                                   VP Finance, Chief Financial Officer
                                                                   (Principal Financial and Accounting Officer)

                                                                                                   Page 15 of 16