Form 10-K/A
period 1998-12-31
VIDAMED INC
filed 1999-12-17
CIK 929900

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 3

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the registrant held by non-affiliates as of August 13, 1999 was $37,439,543.

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

                                    PART I
Item 1 - BUSINESS

           Cautionary Statement Regarding Forward-Looking Statements

This report contains, in addition to historical information, forward-looking statements that are based on current expectations and beliefs. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested in the forward looking statements. Some of the factors that could cause actual results to differ materially include, among others, market acceptance of the VidaMed Tuna Procedure, availability of cash resources sufficient to fund operations, availability and timing of third-party reimbursement for procedures performed with the VidaMed Tuna System, the possible volatility of VidaMed's Stock Price, and the risk factors discussed herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in the other documents we file from time to time with the Securities Exchange Commission. VidaMed undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

General information

     VidaMed, Inc. (the "Company" or "VidaMed") designs, develops, manufactures and markets technologically and clinically advanced, cost effective systems for urological conditions. Our focus is the treatment of the enlarged prostate or benign prostatic hyperplasia (BPH). Our first product, the patented TUNA System, is designed to offer a cost effective, minimally invasive alternative therapy with compelling clinical advantages for BPH treatment. We commenced manufacturing, production and international product sales in 1993. We received clearance from the Food and Drug Administration (FDA) in October 1996, and received Medicare CPT code # 53852, effective January 1, 1998, for the treatment of symptoms associated with BPH. We sell our products primarily to urologists and hospitals in the United States, and internationally to distributors who resell to physicians and hospitals. Information about our revenues, operating losses and assets is provided in the financial statements included in this report - See Part II, Item 6, "Selected Financial Data" and Item 8, "Financial Statements and Supplementary Data."

     We were organized as a California corporation in July 1992 and were reincorporated in Delaware in June 1995. Our principal offices are located at 46107 Landing Parkway, Fremont, California. Our telephone number is (510) 492-4900.

Overview

     The prostate is a fibromuscular gland that surrounds the urethra and lies immediately below the bladder in the male. The normal prostate is approximately the size of a walnut. The prostate gradually enlarges over a man's lifetime, a condition known as begin prostatic hyperplasia ("BPH"). As the benign nodules grow around the tube-like urethra, this growth obstructs the flow of urine released from the bladder. As a result of BPH, men begin to experience problems with urination which include:

     .  Decreased force of urinary stream;
     .  Frequency, the need to urinate more often, especially at night;
     . Urgency, the sudden sensation that you need to find a toilet; and . Incomplete emptying of the bladder.

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

     A large number of TURP patients experience complications. Virtually all patients experience a burning sensation upon urination that lasts for up to three weeks following the procedure. Based on our randomized FDA audited trials as published in the May 1998, Journal of Urology, other complications include:

 .  Impotence - 13% of patients;

 . Retrograde ejaculation (the reverse flow of semen, which often results in sterility) - 38% of patients;

 .  Post- Procedure Bleeding - 100%

 . Urinary tract infection symptoms/urethral stricture resulting in a complete inability to urinate - 20% of patients; and

 .  Incontinence - 4% of patients;

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

     Transurethral Microwave Therapy (TUMT). The TUMT procedure is performed by inserting an apparatus into the urethra to deliver microwave energy to destroy prostatic tissue. TUMT is typically performed in an outpatient setting under local anesthesia, which may be supplemented by intravenous sedation. Although early experience with TUMT has demonstrated some success in alleviating the symptoms of BPH, we believe the difficulty of controlling the absorption of microwave energy in tissue may cause varying treatment outcomes. The primary microwave treatments are discussed below:

 .  In 1996, a microwave system marketed by EDAP Techomed, Prostatron, received
   FDA clearance for treatment of symptoms associated with BPH. Microwave systems have been marketed in certain European countries for several years. We believe the Prostatron generator is costs approximately $295,000, and per-procedure disposable costs are estimated to be $600.

 . In 1997, a U.S. based company, Urologix, received FDA clearance to market the Targis System for the treatment of the symptoms associated with BPH. This system has a capital equipment list price of $150,000 with a per procedure disposable cost of about $1,200.

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

     In early 1999, the Blue Cross Blue Shield technical evaluation committee reviewed the TUNA Procedure in multiple settings beyond clinical trials. Those settings included TUNA Procedures performed in medical centers in the United States, Canada, Australia South Africa, Israel and Europe. The committee evaluated the TUNA Procedure in light of the following five factors:

 . The technology must have approval from the appropriate government regulatory bodies;

 . The scientific evidence must permit conclusions concerning the effect of the technology on health outcomes;

 .  The technology must improve the net health outcome;

 .  The technology must be as beneficial as any established alternatives; and

 .  The improvement must be attainable outside the investigating settings.

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

Research and Development

     Our research and development efforts are currently focused on improving the features and reducing both the cost of the TUNA System and the time it takes to perform a TUNA Procedure. Ongoing research and development efforts include increasing the range of energy output of the radio frequency generator, providing support for clinical trials, working with physicians to develop product enhancements and developing devices for urological applications in addition to BPH. Our in-house research and development program uses a network linking computer assisted design and manufacturing capability and advanced graphic design workstations with a computerized machine shop. These capabilities allow us to produce molds, custom parts and tooling, enabling rapid prototyping and pre-production evaluation of devices. We have fully funded all research and development. The amounts expensed, in thousands, for 1996, 1997 and 1998 respectively are $5,742, $6,003 and $4,241.

Backlog

     We do not have a backlog of orders for our products in countries where the TUNA System is sold and anticipate that we will continue to ship orders after their receipt. Accordingly, we do not anticipate that we will develop a significant backlog in the future.

Patents, Trademarks and Licenses

     We have been issued 42 United States patents and 40 foreign patents covering a method of prostate ablation using the TUNA System and the design of the TUNA System. The earliest termination date of any of our United States patents is in 2009, with the majority of patents scheduled to continue in effect through the year 2013.

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

                                    PART II

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

     At the beginning of fiscal 1999, we began restructuring our sales and marketing model to shift the emphasis from the sale of the TUNA System itself to a model based on generating revenues through a fee-per-use program. Under the prior model, we focused on selling the TUNA System generator and related equipment to hospitals. Under the new sales model, an entire TUNA System is placed with a hospital at no capital charge and a fee is charged for each procedure performed.

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

Results of Operations

     Net revenues for 1998 of $1.0 million decreased $8.8 million or 90% from $9.8 million in 1997. Revenues in 1997 increased 157% from $3.8 million in 1996. Adjusting for the impact of the delay in office-based Medicare reimbursement, we increased sales reserves by $2.7 million in the third quarter of 1998 so that net revenues for the year were $1.0 million. Excluding the sales reserve, revenues were $3.7 million in 1998, a decrease of $6.1 million or 62% from $9.8 million in 1997. Of that $6.1 million, approximately $1.5 million is due to license fees and an initial stocking order received in 1997 from our Japanese distributor following Japanese approval of the TUNA System. Another $920,000 is due to an overall high sales volume in early 1997 to satisfy pent-up demand following the 1996 FDA approval of the TUNA System, including a sale of
39 systems to Tenet HealthCare Systems in the first quarter of 1997.   The
Company attributes the remaining differential to:

 .    increased domestic office sales (as opposed to hospital sales) of the TUNA
     System in 1997 in anticipation of the purchase of TUNA Systems being Medicare reimbursable as a result of our CPT Code becoming effective on January 1, 1998; and

 .    the difficulties experienced in 1998 obtaining Medicare reimbursement coverage for TUNA Systems sold and TUNA Procedures performed in states which have not yet approved Medicare coverage for the TUNA System.

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

     Research and development expenses (R&D) include expenditures for regulatory compliance and clinical trials. Clinical trial costs consist largely of payments to clinical investigators, product for clinical trials, and costs associated with initiating and monitoring clinical trials. R&D expenses decreased 29% to $4.2 million in 1998 from $6.0 million in 1997, and increased 5% in 1997 from $5.7 million in 1996. The difference from the year ended 1998 to 1997, is primarily due to:

 . Investment in 1997 in development efforts on the TUNA System radio frequency generator;

 .  Cost savings from the closure of the facility in the United Kingdom in 1997;
   and

 .  Reduction of clinical  trial costs.

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

     Our results of operations have fluctuated in the past and may fluctuate in the future from year to year as well as from quarter to quarter. Revenues may fluctuate as a result of several factors, including:

 .  Actions relating to regulatory and reimbursement matters;
 .  Results of clinical trials;
 .  The extent to which the TUNA System gains market acceptance;
 .  Varying pricing promotions;
 .  Volume discounts to customers; and
 . Introduction of new products and the competitive introduction of alternative therapies for BPH.

Operating expenses may fluctuate as a result of several factors, including:

 .  The timing of expansion of sales and marketing activities;
 .  Costs of clinical activities; and
 . R&D and SG&A expenses associated with the potential growth of our organization.

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

Liquidity and Capital Resources

As we began fiscal 1999, we believed that our current cash balances, projected cash flows from operations including a U.S. procedure based sales program (the "fee-per-use program") and cash available under the Transamerica financing facility would be sufficient to meet our current operating and capital requirements through the end of the fiscal year. We now believe that the fee-per-use program will take longer to implement than originally planned. In an effort to increase revenues, we believe that it is necessary to:

     . Increase consumer awareness of the treatment options available to BPH patients with the view that an informed patient and his doctor are more likely to choose the TUNA procedure;
     . Provide opportunities for our field organization to increase the number of physicians who perform TUNA Procedures; and
     . Implement marketing initiatives to assist physicians build their practices by increasing the number of TUNA Procedures performed.

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

History of Losses and Expectation of Future Losses. Our development and commercialization of the TUNA System and other new products, if any, will require substantial product development, clinical, regulatory, marketing and other expenditures. We expect our operating losses to continue as we continue to expend substantial resources in expanding marketing and sales activities, funding clinical trials in support of regulatory and reimbursement approvals and research and development. There can be no assurance that:

 .  We will have sufficient funds available to develop our products as we believe is necessary;
 . The TUNA System will be successfully commercialized, or . We will produce significant revenues from either international or domestic sales.

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

The following conditions may have a significant effect on the market price of our common stock:

 .  Fluctuations in our operating results;
 .  Announcements of technological innovations or new products;
 .  FDA and international regulatory actions;

 .  Actions with respect to reimbursement matters;
 .  Developments with respect to patents or proprietary rights;
 .  Public concern as to the safety of products;
 .  Changes in health care policy in the United States and internationally;
 .  Changes in stock market analyst recommendations regarding us, other medical device companies or the medical device industry generally; and . General market conditions

U.S. Government Regulation. The FDA under the Federal Food, Drug, and Cosmetic Act ("FDC Act") regulates our TUNA System in the United States as a medical device. Pursuant to the FDC Act, the FDA regulates the manufacture, distribution and production of medical devices in the United States. Noncompliance with applicable requirements can result in:

 .  Fines;
 .  Injunctions;
 .  Civil penalties;
 .  Recall or seizure of products;
 .  Total or partial suspension of production;
 . Failure of the government to grant approval for devices; and . Criminal prosecution.

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

     Before a new device can be introduced into the market, the manufacturer must generally obtain FDA clearance through either a 510(k) notification or a pre-market approval ("PMA"). A 510(k) clearance will be granted if the submitted data establishes that the proposed device is "substantially equivalent" to a legally marketed class I or II medical device, or to a class III medical device for which the FDA has not called for a PMA. The FDA may determine that the proposed device is not substantially equivalent, or that additional data is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional data, could delay the market introduction of new products that fall into this category and could have a materially adverse effect on Our business, financial condition and results of operations. There can be no assurance that:

 . We will obtain 510(k) clearance within the above time frames, if at all, for any device for which we file a future 510(k) notification; or

 . We will not be required to submit a premarket approval application for any device which we may develop in the future.

 . The Fremont facility is currently qualified under FDA good manufacturing practice regulations and under ISO 9000 standards. In order to maintain these approvals, we are subject to periodic inspections.

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

Uncertainty Regarding Patents and Protection of Proprietary Technology. Our success depends in part on the establishment and maintenance of proprietary technologies. We rely on a combination of patent, copyright and trade secret law to protect the technology in our products. We hold numerous U.S. and foreign patents and patent applications relating to our products. The earliest termination date of any of our United States patents is in 2009, with the majority of patents scheduled to continue in effect through the year 2013.
There can be no assurance that the steps we take to protect our technology will be adequate to prevent third parties from misappropriating our technology, or independently developing similar technology.

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

Impact of Year 2000. Many currently installed computer systems and software products are coded to accept, store, or report only two digit year entries in date code fields. Beginning in the Year 2000 (Y2K), these date code fields will need to accept four digit entries to distinguish 21/st/ century dates from 20/th/ century dates. The Y2K issue is a result of these programs being written with two digits instead of four. As a result, computer systems and software used by companies, including us and our vendors and customers, will need to comply with the Y2K requirements. We presently believe that as a byproduct of normal business system modifications and upgrades and the short length of time we have been in operation, the Y2K issue should not have a material effect on our current financial position, liquidity or results of operations. However, this does not completely prevent the possibility of problems arising related to the Y2K issue that could have a material impact on our operations.

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

     We believe we have an effective program in place to resolve Y2K issues in a timely manner. We also have contingency plans for certain critical applications and are working on such plans for others. These contingency plans involve, among other actions:

 .  Manual workarounds (e.g. manual preparation of invoices, paychecks)
                       ---
 .  Adjusting staffing strategies.

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

The accompanying financial statements have been prepared assuming that VidaMed, Inc. will continue as a going concern. As more fully described in Note 13, the Company has incurred cumulative operating losses from inception through June 30, 1999 of $94.9 million (including a loss of $6.6 million for the six months ended June 30, 1999), and expects operating losses to continue into the near future. In addition, the Company's cash and cash equivalents decreased from $9.4 million at December 31, 1998 to $4.4 million at June 30, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and 13. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                           /s/ Ernst & Young LLP

Palo Alto, California
January 15, 1999,
except for Note 1, under the caption "Liquidity", and Note 13, as to which the date is August 25, 1999

                                 VidaMed, Inc.
                          Consolidated Balance Sheets
               (In thousands except share and per share amounts)

                                                                          December 31,
                                                                        1998       1997
                                                                      --------   --------
Assets
Current Assets:
  Cash and cash equivalents                                           $  9,384   $  8,026
  Accounts receivable, net of allowance (1998-$3,540, 1997-$1,059)         228      3,644
  Inventory                                                              1,228      1,512
  Amount prepaid to contract manufacturer                                  724        250
  Other current assets                                                     455        680
                                                                      --------   --------
      Total current assets                                              12,019     14,112

Property and equipment, net                                              1,797      2,647
Other assets, net                                                          316        206
                                                                      --------   --------
      Total assets                                                    $ 14,132   $ 16,965
                                                                      ========   ========

Liabilities and stockholders' equity
Current liabilities:
  Notes payable, current portion                                      $    764   $    480
  Accounts payable                                                         338      1,536
  Accrued professional fees                                                317        559
  Accrued clinical trial costs                                             431        372
  Accrued and other liabilities                                          2,362      2,311
  Accrued advertising costs                                                309        309
  Accrued interest payable                                                   -        422
  Restructuring accrual                                                    252      1,000
  Current portion of long-term debt and obligations
      under capital leases                                                  22        116
  Deferred revenue                                                         229        611
                                                                      --------   --------
      Total current liabilities                                          5,024      7,716

  Notes payable and capital leases, long-term portion                    1,785         22

  Commitments

Stockholders' equity:
  Preferred stock, $.001 par value; issuable
      in series, 5,000,000 shares authorized; none
      outstanding at December 31, 1998 and 1997
  Common stock, $.001 par value, 30,000,000 shares
      authorized; 19,926,656 and 15,203,401 shares
      issued and outstanding at December 31, 1998
      and 1997, respectively.                                               20         15
  Additional paid-in-capital                                            95,727     77,789
  Notes receivable from stockholders                                      (205)      (205)
  Deferred compensation                                                      -        (26)
  Accumulated deficit                                                  (88,219)   (68,346)
                                                                      --------   --------
      Total stockholders' equity                                         7,323      9,227
                                                                      --------   --------
      Total liabilities and stockholders' equity                      $ 14,132   $ 16,965
                                                                      ========   ========



                            See accompanying notes.

                                   VidaMed, Inc.
                     Consolidated Statements of Operations
               (In thousands except share and per share amounts)

                                                            Years Ended December 31,

                                                    1998              1997             1996
                                                -----------        -----------      -----------
Revenues:
  Product sales, net                            $       589        $     9,065      $     3,510
  License fees, grant and other revenue                 439                763              314
                                                -----------        -----------      -----------
  Net revenues                                        1,028              9,828            3,824

Cost of Products Sold                                 3,130              7,261            3,679
                                                -----------        -----------      -----------
Gross Profit (loss)                                  (2,102)             2,567              145

Operating Expenses:
   Research and development                           4,241              6,003            5,742
   Selling, general and administrative               13,466             13,020            7,890
                                                -----------        -----------      -----------
             Total operating expenses                17,707             19,023           13,632

                                                -----------        -----------      -----------
             Loss from operations                   (19,809)           (16,456)         (13,487)

Interest and other income                               523                345              659
Interest and other expense                             (587)              (359)            (715)
                                                -----------        -----------      -----------
Net loss                                        $   (19,873)       $   (16,470)     $   (13,543)
                                                ===========        ===========      ============
Basic and diluted net loss per share            $     (1.10)       $     (1.29)     $     (1.30)
                                                ===========        ===========      ============
Shares used in computing basic and diluted
   net loss per share                            18,133,000         12,786,000       10,382,000
                                                ===========        ===========      ===========

                            See accompanying notes.

                                 VidaMed, Inc.
                      Statements of Stockholders' Equity
             For the Years Ended December 31, 1998, 1997 and 1996

                                                                                                   Notes
                                                                         Additional   Common     Receivable
                                                                  Common  Paid-In      Stock       From          Deferred
                                                                  Stock   Capital     Warrant   Stockholders   Compensation
                                                              -------------------------------------------------------------
Balances at December 31, 1995                                       9      45,373        -           (85)              (219)
Exercise of options to purchase 236,013                             -           -        -             -                  -
  shares of common stock                                            -         491        -          (120)                 -
Issuance of 59,716 shares of common stock                           -           -        -             -                  -
  under the employee stock purchase plan                            -         355        -             -                  -
Conversion of convertible notes into common stock                   -           -        -             -                  -
  Common Stock                                                      2       9,676        -             -                  -
Amortization of deferred compensation                               -           -        -             -                 96
Net loss                                                            -           -        -             -                  -
Unrealized investment loss                                          -           -        -             -                  -

Total comprehensive loss                                            -           -        -             -                  -
                                                              -------------------------------------------------------------

Balances at December 31, 1996                                      11      55,895        0          (205)              (123)
Exercise of options to purchase 96,106                              -           -        -             -                  -
  shares of common stock                                            -         251        -             -                  -
Issuance of 4,157,814 shares of common stock, net of                -
   offering costs of $774,000                                       4      21,552        -             -                  -
Issuance of 21,039 shares of common stock                           -           -        -             -                  -
  under the employee stock purchase plan                            -          91        -             -                  -
Amortization of deferred compensation                               -           -        -             -                 97
Net loss                                                            -           -        -             -                  -
Unrealized investment gain                                          -           -        -             -                  -

Total comprehensive loss                                            -           -        -             -                  -
                                                              -------------------------------------------------------------

Balances at December 31, 1997                                      15      77,789        0          (205)               (26)
Exercise of options to purchase 36,386                              -           -        -             -                  -
  shares of common stock                                            -          83        -             -                  -
Issuance of 53,970 shares of common stock                           -           -        -             -                  -
  under the employee stock purchase plan                            -         195        -             -                  -
Issuance of 4,340,004 shares of common stock, net of                -           -        -             -                  -
   offering costs of $639,000                                       5      16,712        -             -                  -
Issuance of 292,895 shares of new common stock                      -         948        -             -                  -
Amortization of deferred compensation                               -           -        -             -                 26
Net loss                                                            -           -        -             -                  -

Total comprehensive loss                                            -           -        -             -                  -
                                                               ------------------------------------------------------------
Balances at December 31, 1998                                      20      95,727        0          (205)                 0
                                                              =============================================================

                                                                             Accumulated
                                                                                Other          Total
                                                              Accumulated   Comprehensive   Stockholders'
                                                                Deficit        Income          Equity
                                                              ------------------------------------------
Balances at December 31, 1995                                    (38,333)             10           6,755
Exercise of options to purchase 236,013                                -               -               -
  shares of common stock                                               -               -             371
Issuance of 59,716 shares of common stock                              -               -               -
  under the employee stock purchase plan                               -               -             355
Conversion of convertible notes into common stock                      -               -               -
  Common Stock                                                         -               -           9,678
Amortization of deferred compensation                                  -               -              96
Net loss                                                         (13,543)              -         (13,543)
Unrealized investment loss                                             -             (11)            (11)
                                                                                               ---------
Total comprehensive loss                                               -               -         (13,554)
                                                              ------------------------------------------

Balances at December 31, 1996                                    (51,876)             (1)          3,701
Exercise of options to purchase 96,106                                 -               -               -
  shares of common stock                                               -               -             251
Issuance of 4,157,814 shares of common stock, net of
   offering costs of $774,000                                          -               -          21,556
Issuance of 21,039 shares of common stock                              -               -               -
  under the employee stock purchase plan                               -               -              91
Amortization of deferred compensation                                  -               -              97
Net loss                                                         (16,470)              -         (16,470)
Unrealized investment gain                                             -               1               1
                                                              ------------------------------------------
Total comprehensive loss                                               -               -         (16,469)
                                                                                               ----------

Balances at December 31, 1997                                    (68,346)              0           9,227
Exercise of options to purchase 36,386                                 -               -               -
  shares of common stock                                               -               -              83
Issuance of 53,970 shares of common stock                              -               -               -
  under the employee stock purchase plan                               -               -             195
Issuance of 4,340,004 shares of common stock, net of                   -               -               -
   offering costs of $639,000                                          -               -          16,717
Issuance of 292,895 shares of new common stock                         -               -             948
Amortization of deferred compensation                                  -               -              26
Net loss                                                         (19,873)              -         (19,873)
                                                                                               ---------
Total comprehensive loss                                               -               -         (19,873)
                                                              ------------------------------------------
Balances at December 31, 1998                                    (88,219)              0           7,323
                                                              ==========================================

                      See accompanying notes

                                 VidaMed, Inc.
                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                  Years Ended December 31,
                                                                                  ------------------------

                                                                            1998            1997             1996
                                                                            ----            ---              ----
Cash flows from operating activities:
  Net loss                                                                $(19,873)        $(16,470)        $(13,543)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                            1,489            1,369            1,444
    Other                                                                        -                -               26
    Changes in assets and liabilities:
     Accounts receivable                                                     3,416           (1,231)          (2,285)
     Inventory                                                                 284              (65)            (102)
     Other current assets                                                      225              (15)            (156)
     Prepaid contract manufacturer                                            (474)            (250)               -
     Other assets                                                             (110)               2               27
     Accounts payable                                                       (1,198)             290              759
     Accrued professional fees                                                (242)              61              161
     Accrued clinical trial costs                                               59             (610)               4
     Accrued interest payable                                                 (422)             143              150
     Accrued advertising costs                                                   -             (309)               -
     Accrued restructuring cost                                               (748)           1,000                -
     Accrued and other liabilities                                              51              152              551
     Deferred revenue                                                         (382)             241             (312)
                                                                          --------         --------         --------
  Net cash used in operating activities                                    (17,925)         (15,692)         (13,276)
                                                                          --------         --------         --------

Cash flows from investing activities:
  Expenditures for property and equipment                                     (639)          (1,757)            (693)
  Purchases of short-term investments                                            -                -          (11,788)
  Proceeds from maturities of short-term investments                             -            1,977           17,810
                                                                          --------         --------         --------
Net cash provided by (used in) investing activities                           (639)             220            5,329
                                                                          --------         --------         --------

Cash flows from financing activities:
  Principal payments under capital leases                                     (104)            (474)            (693)
  Principal payments of long-term debt                                         (12)            (741)             (22)
  Principal payments of notes payable                                       (2,046)          (1,064)          (3,650)
  Net proceeds from issuance of long-term debt                                   -                -              100
  Net proceeds from issuance of notes payable
   and convertible notes                                                     4,115                -            9,678
  Net cash proceeds from issuance of common stock                           17,969           21,898              726
                                                                          --------         --------         --------
Net cash provided by financing activities                                   19,922           19,619            6,139
                                                                          --------         --------         --------

Net increase (decrease) in cash and cash equivalents                         1,358            4,147           (1,808)
Cash and cash equivalents at the beginning of the period                     8,026            3,879            5,687
                                                                          --------         --------         --------
Cash and cash equivalents at the end of the period                        $  9,384         $  8,026         $  3,879
                                                                          ========         ========         ========

Supplemental schedule of noncash investing and financing activities:
Issuance of common stock for notes receivable                             $      -         $      -         $    120
                                                                          --------         --------         --------

Supplemental disclosure of cash flows information:
Cash paid for interest                                                    $    309         $    654         $    711
                                                                          --------         --------         --------

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

Liquidity

As the Company began fiscal 1999, it believed that its current cash balances, projected cash flows from operations including a U.S. procedure based sales program (the "fee-per-use program") and cash available under the Transamerica financing facility would be sufficient to meet its current operating and capital requirements through the end of the fiscal year. The Company now believes that the fee-per-use program will take longer to implement than originally planned. In an effort to increase revenues, the Company believes that it is necessary to:

     . Increase consumer awareness of the treatment options available to BPH patients with the view that an informed patient and his doctor are more likely to choose the TUNA procedure;
     . Provide opportunities for our field organization to increase the number of physicians who perform TUNA Procedures; and
     . Implement marketing initiatives to assist physicians build their practices by increasing the number of TUNA Procedures performed.

The increased costs associated with this three-pronged approach together with lower than anticipated revenues from the fee-per-use program will require the Company to obtain additional financing to meet its current operating and capital requirements through the end of the fiscal year 1999. Management is pursuing, and believes it can obtain, financing to fund operations through the end of this fiscal year and into fiscal year 2000. Additional financing will likely be required in order to fund operations throughout fiscal 2000.

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

During the third quarter of 1998, the Company recorded a sales reserve of $2.7 million. The $2.7 million reserve was recorded as a reduction in product sales and an increase in the allowance for doubtful accounts. The affected sales were recorded primarily during the first and second quarters of 1998 as its products were sold. At the time the sales were made, Medicare was on record that it would provide reimbursement for TUNA Procedures performed in office settings and at ambulatory surgery centers. In August 1998, Medicare announced that due to its internal year 2000 issues, it would not begin reimbursement for in-office or ambulatory surgery center treatments before mid-2000, and that reimbursement would be phased in over a three year period. At the time it first recorded the sales, the Company reasonably expected to receive payment from its customers and no future performance obligations of the Company existed. It was not until the Medicare reimbursement policy changed in August 1998 that the Company re-evaluated its sales reserve required and that the additional reserve was recorded.

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

Grant Revenue

In July 1993, the Company entered into an agreement with the Department of Trade and Industry of the United Kingdom, under which the Company's U.K. subsidiary was entitled to a grant not exceeding (Pounds)750,000 for the establishment of a facility to develop and manufacture medical devices in Plymouth, England. As part of the U.K. facility shutdown, the grant is being repaid at a value of (Pounds)225,000 or approximately $340,000. See also Note 10.

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

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market value. Inventories consist of the following (in thousands):

                                                               December 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
     Raw materials........................................  $    404  $    261
     Work in process......................................       261        90
     Finished goods.......................................       563     1,161
                                                            --------  --------
                                                            $  1,228  $  1,512
                                                            ========  ========

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

     Property and equipment consists of the following (in thousands):


                                                                December 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
     Furniture and fixtures...............................  $    464  $    457
     Machinery and equipment..............................     3,624     3,445
     Computer equipment and software......................     1,250       901
     Leasehold improvements...............................     1,044       972
                                                            --------  --------
                                                               6,382     5,775
     Less accumulated depreciation and
      amortization........................................    (4,585)   (3,128)
                                                            --------  --------
                                                            $  1,797  $  2,647
                                                            ========  ========

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

All future principal payments for long-term debt and notes payable at December 31, 1998 is a combination of $660,000, $744,000 and $1,041,000 due in the years ending December 31, 1999, 2000 and 2001, respectively.

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

The Company moved in July 1997 to a 35,000 square foot facility in Fremont, California. The Company leases its office and research facilities under operating lease agreements. Future minimum lease payments at December 31, 1998 under capital leases and future obligations under noncancellable operating leases are as follows (in thousands):

                                            Operating   Capital
                                              Leases    Leases
                                            ---------   -------
1999......................................     $  408   $    23
2000......................................        421         -
2001......................................        433         -
2002......................................        183         -
                                               ------   -------

Total minimum payments required...........     $1,445        23
                                               ======
Less amount representing interest.........                   (1)
                                                        -------
Present value of minimum lease payment....                   22
Less amount due within one year...........                  (22)
                                                        -------
Amount due after one year.................              $     -
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


Notes Receivable from Stockholders
Interest on notes receivable from stockholders accrues at rates ranging from 6.73% to 7.96% per annum. Principal and interest payments are due at various times after December 1999.

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

Activity under the Plans is summarized below:


                                          Shares                                             Weighted Avg.
                                         Available              Options Outstanding            Fair Value    Number of
                                                          --------------------------------
                                         for Grant         Number of         Weighted-Avg.       Grant        Options
                                         of Options          Shares         Exercise Price       Date       Exercisable
---------------------------------------------------       ----------        -------------        -----      -----------
Balance at December 31, 1995                334,924        1,065,228           $  3.54                         299,651
Shares authorized                         1,000,000               --                --
    Options granted                        (855,281)         855,281           $  9.71         $   7.14
    Options exercised                            --         (236,013)          $  1.91
    Options canceled                        217,949         (217,949)          $  6.66
                                         ----------       ----------
Balance at December 31, 1996                697,592        1,466,547           $  7.02                         376,570
Shares authorized                           366,666               --                --
    Options granted                      (1,674,883)       1,674,883           $  5.08         $   3.93
    Options exercised                            --          (94,994)          $  2.61
    Options canceled                      1,165,276       (1,165,276)          $  8.78
                                         ----------       ----------
Balance at December 31, 1997                554,651        1,881,160           $  4.42                         328,535
Shares authorized                         1,200,000
    Options granted                      (1,957,830)       1,957,830           $  2.69         $   4.17
    Options exercised                            --          (36,386)          $  2.29
    Options canceled                        277,723         (277,723)          $  4.57
                                         ----------       ----------
Balance at December 31, 1998                 74,544        3,524,881           $  3.50                         944,785
                                         ==========       ==========

Exercise prices for options outstanding as of December 31, 1998 ranged from $0.188 to $13.125 based on the following price ranges. The weighted-average remaining contractual life of those options is 8.53 years.


                            Number                        Weighted Average      Number
     Range of            Outstanding     Weighted Average    Contractual     Exercisable      Weighted Average
  Exercise Prices       as of 12/31/98    Exercise Price        Life        as of 12/31/98     Exercise Price
  ===============       ==============   ================      ======       ==============    ================
$ 0.188  -  $  0.60          30,751              $0.44           4.24           30,751             $  0.44
$ 0.781  -  $ 0.781         734,370              $0.78           9.77            9,581             $  0.78
$ 1.283  -  $  3.69       1,032,582              $3.37           8.41          250,943             $  2.64
$ 3.75   -  $  4.63         818,089              $4.45           8.79           73,263             $  4.09
$ 4.81   -  $13.125         909,089              $5.10           7.51          580,247             $  5.10

In April 1995, the stockholders approved the 1995 Employee Stock Purchase Plan (Purchase Plan). As amended in 1998, a total of 400,000 shares of common stock have been authorized for issuance. 140,795 shares have been issued under the Purchase Plan as of December 31, 1998. Under the Purchase Plan participating employees may contribute up to 15% of their salary to purchase shares of the Company's common stock. The purchase price is equal to 85% of the fair market value of the common stock based on the lower of the first day of the offering period or last day of the purchase period.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for loss per share amounts):

                                      1998       1997       1996
                                    --------   --------   --------
     Pro forma net loss             ($22,223)  ($19,950)  ($14,785)
                                    ========   ========   ========
     Pro forma loss per share         ($1.23)    ($1.56)    ($1.42)
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

Significant components of the Company's deferred tax assets (in thousands):

                                                                          December 31,
                                                                  -------------------------
                                                                     1998           1997
                                                                  ----------     ----------
Deferred tax assets:
U.S. Net operating loss carry forwards                            $   20,100     $   16,700
   Foreign net operating losses                                        6,400          5,300
   Research credit (expires in 2007 through 2012)                      1,000            900
   Deferred revenue                                                        -            200
   Capitalized research and development for California purposes        1,300          1,200
   Other                                                               2,300            400
                                                                  ----------     ----------
Total deferred tax assets                                             31,100         24,700
Valuation allowance for deferred tax assets                          (31,100)       (24,700)
                                                                  ----------     ----------

Net deferred tax assets                                           $        -     $        -
                                                                  ==========     ==========

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

Information regarding geographic areas is as follows (in thousands):

                   1998                      1997                      1996
            Revenue*     Long lived   Revenue*    Long lived    Revenue*     Long lived
                           assets                   assets                    assets
U.S.        $ (119)        $1,774     $7,889        $2,619      $2,740         $1,168
Europe      $  304         $    7     $1,033        $    1      $  853         $1,052
Asia        $  843         $   16     $  906        $   27      $  232         $   39
            ------         ------     ------        ------      ------         ------

Total       $1,028         $1,797     $9,828        $2,647      $3,825         $2,259
            ------         ------     ------        ------      ------         ------

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

The elements of the total charge as of December 31, 1998 are as follows (in thousands):



                                             Representing
                                      ---------------------------------------
                                                               Cash Outlays
                                                           ------------------
                                       Total     Asset
                                      Charges  Write-down  Completed   Future
Fixed assets                           $  390   $   390     $     -    $    -
Facility shut down                      1,305         -       1,305         -
Grant Repayment                           405         -         153       252
                                       ------   -------     -------    ------
Total Special Charges                  $2,100   $   390     $ 1,458    $  252
                                       ------   -------     -------    ------

11.  Commitments

In January 1999, the Company signed a manufacturing agreement with Zeiss Humphrey Systems, a local medical device manufacturer, to produce the VidaMed PROVu disposable cartridge. The three-year contract runs through the year 2001 and calls for the Company to purchase a minimum of 10,000 units over the three-year period. If VidaMed terminates this agreement prior to expiration or fails to make the minimum purchases thereunder, the Company would have to pay at least $200,000, but no more than $750,000 to the manufacturer.

In October 1998, the Company entered into retention agreements with certain executive officers. Under those agreements, the Company was obligated to pay up to $810,000 on April 1,1999, if those officers remained with the Company through April 1, 1999. If any of these officers left the Company prior to April 1, 1999, they would not receive a retention payment.

12.  Subsequent Events

In February 1999, VidaMed announced a plan to outsource the manufacturing of the PROVu disposable cartridge hand piece to Zeiss Humphrey Systems, a Silicon Valley manufacturer. Due to the elimination of the manufacturing function, the Company terminated employment with 18 people or 21% of its workforce from the operations and administration departments.

13.  Going Concern

The accompanying financial statements have been prepared assuming that VidaMed, Inc. will continue as a going concern. The Company has incurred cumulative operating losses from inception through June 30, 1999 of $94.9 million (including a loss of $6.6 million for the six months ended June 30, 1999). The Company also expects operating losses to continue into the near future as it expends substantial funds for the expansion of sales and marketing activities, as well as ongoing clinical trials in support of regulatory and reimbursement approvals and research and development. In addition, the Company's cash and cash equivalents decreased from $9.4 million at December 31, 1998 to $4.4 million at June 30, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is actively pursuing various options which include securing additional equity financing and believes that sufficient funding will be available to achieve its planned business objectives. See also Note 1 in regard to these matters. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                   PART III

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal No. 1 - Election of Directors" in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Commission within 120 days after the end of the Company's fiscal year as allowed by general instruction G(3) to form 10-K.

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

     2. Financial Statement Schedules

Schedule II is included, on page 46. All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

     3. Exhibits

     Exhibit No.                              Description
     ----------     ------------------------------------------------------------

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

     10.13 (1)      Restated Shareholder Rights Agreement, dated November 23,
                    1994, among the Company and holders of the Company's
                    Registerable Securities

     10.14 (1)      Loan and Security Agreement dated April 20, 1995 between the
                    Company and Venture Lending and Leasing, Inc. and related letter agreement.

     10.15 (6)      Operating Lease dated April 3, 1997, between the Company and
                    Hopkins Brothers.

     10.16 (6)      Loan and Security Agreement, dated January 13, 1998, between the Company and Silicon Valley Bank.

     10.17 (8)      Loan and Security Agreement, dated October 20, 1998, between the Company and Transamerica Business Credit Corporation.

     10.18 (8)      Manufacturing Agreement, dated January 5, 1999, between the
                    Company and Humphrey Systems

     21.1 (1)       Subsidiaries of the Registrant.

     23.1 Consent of Ernst & Young LLP, Independent Auditors (see page 42 of this report).

     24.1 (7)       Power of Attorney.

     27.1           Financial Data Schedule.

___________________
(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-90746) and incorporated herein by reference.

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

     SIGNATURES

     As set forth by the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 14th day of December, 1999.

                                    VIDAMED, INC.


                                    By  /s/ John F. Howe
                                      ------------------------
                                            John F. Howe,
                                            Chief Financial
                                            Officer

Schedule II - Valuation and Qualifying Accounts

                                             Allowance for Doubtful Accounts (in thousands)

                                                 Charged to      Charged to                       Balance at
                       Balance at Beginning       costs and           Other                           End of
Description                       of Period        Expenses        Accounts       Deductions          Period
------------------------------------------------------------------------------------------------------------
Balance 12/31/96                  43                  125             0                    0             168

Balance 12/31/97                 168                  891             0                    0           1,059

Balance 12/31/98               1,059                3,359*            0                 (878)          3,540

* The $3.4 million increase in the allowance account for 1998 includes the $2.7 million sales reserve discussed in Note 1 of the financial statements under the caption "Concentration of Credit Risk."