Form 10-K/A
period 1998-12-31
VIDAMED INC
filed 2000-01-25
CIK 929900

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 4

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

     Century Medical, Inc. paid a total of $1.0 million in 1995 and 1996, for exclusive distribution rights in Japan for a period of five years commencing with the receipt of Japanese regulatory approval for the TUNA System. In July 1997, the Japanese Ministry of Health and Welfare approved the VTS for sale and a reimbursement level of 250,000 Yen for the procedure. We commenced shipments to Century Medical at that time, and received an additional one-time $500,000 royalty. Based on information we have received from Century Medical, we believe that exclusive of the cost of drug therapy and hospitalization fees, the annual cost of treating BPH in Japan is approximately $80 million and that there are approximately 90,000 TURP procedures are being performed each year in Japan.

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

Employees

     As of December 31, 1998, we employed 88 individuals on a full-time basis. Of these, 84 were located in the United States, 3 in the United Kingdom and 1 in Germany. We also have several part-time employees and consultants. Our employees in Europe are covered under standard country services agreements providing severance pay of one to three months in the event of termination of employment without cause. None of our employees is covered under collective bargaining agreements. We consider relations with our employees to be good.
With the outsourcing of manufacturing, the headcount has been reduced to 68 as of February 1, 1999.
                                       9

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

     At the end of fiscal 1998, we began restructuring our sales and marketing model to shift the emphasis from the sale of the TUNA System itself to a model based on generating revenues through a fee-per-use program. Under the prior model, we focused on selling the TUNA System generator and related equipment. Under the new sales model, an entire TUNA System is placed with a hospital at no capital charge and a fee is charged for each procedure performed.

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

Results of Operations

     Net revenues for 1998 were $1.0 million, which is a decrease of $8.8 million or 90% from $9.8 million in 1997. Revenues decreased in 1998 for the following reasons:

 .    We recorded a $2.7 million sales reserve in the third quarter of 1998. The sales reserve is a direct result of first and second quarter 1998 sales efforts in office-based and ambulatory surgery center (ASC) markets, where Medicare reimbursement was assumed to be imminent. In mid-1998, Medicare coverage for supplies and devices in the office-based and ASC markets was delayed due to Medicare announced Y2K compliance issues. We estimated that Medicare reimbursement approvals and coverage for procedures performed in these markets would be delayed at least until July 2000. As a result of the delay, we established the $2.7 million sales reserve in third quarter of 1998.

 .    Revenues of $1.5 million in 1997 were attributable to nonrecurring license fees and an initial stocking order received in 1997 from our Japanese distributor following Japanese approval of the TUNA System.

 .    Revenues of $.9 million in 1997 were attributable to a sale of 39 systems to Tenet HealthCare Systems in the first quarter of 1997. Tenet did not buy any additional systems in 1998.

 .    The remaining $3.7 million net reduction in U.S. product revenues between
     1997 and 1998 was due to a strong launch of the TUNA System in 1997, and the inability to obtain reimbursement for domestic office-based procedures in 1998. After receiving FDA approval in late 1996 to market the TUNA System, we sold TUNA Systems in record numbers into the domestic office market in 1997. It was assumed that third-party reimbursement, including Medicare coverage, would soon become available for performing the TUNA procedure in physicians' offices and the ASC setting. When Medicare announced in the summer of 1998 that office-based and ASC reimbursement would be delayed, domestic office sales dropped sharply, and we recorded a $2.7 million sales reserve for all office-based and ASC sales, as described above.


        Current Medicare reimbursement coverage for the TUNA hand piece, related equipment and supplies extends only to procedures performed in a hospital. Reimbursement follows the "reasonable cost basis" method, whereby the hospital is reimbursed for its fully burdened costs for treating Medicare patients. As stated above, Medicare coverage for supplies and devices in the office-based and ASC markets is not expected to be effective in the near future. The failure to receive Medicare reimbursement coverage at the ASC level in the year 2000 could have a material adverse effect on our future revenues.

     We began 1998 with Medicare reimbursement coverage available for hospital based procedures under CPT code 53852 in 4 states comprising 2% of the men over 50 years of age (TUNA's target patient population). By the fourth quarter of 1998, this expanded to 14 states, covering 17% of men over 50. Although coverage has increased to 29 states and 51% of the over 50 male population in January 1999, including California and Florida, to achieve significant increases in sales volume, it may be necessary to obtain Medicare reimbursement coverage in all 50 states, or at least in all states with significant population centers, particularly since sales agreements with major healthcare providers are often on a national, or system-wide, basis. We have several initiatives underway to facilitate the Medicare reimbursement approval process. We are working in cooperation with state Medicare Medical Directors and important technical bodies, such as the Blue Shield Technical Evaluation Committee, and we regularly publish our long-term clinical studies. There can be no assurance that we will receive additional Medicare reimbursement coverage in major states in a timely manner, and the failure to receive such coverage would have a material adverse effect on our business, financial condition and results of operations.



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

     SIGNATURES

     As set forth by the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 24th day of January, 2000.

                                    VIDAMED, INC.


                                    By  /s/ John F. Howe
                                      ------------------------
                                            John F. Howe,
                                            Chief Financial
                                            Officer