Form 10-K
period 1999-12-31
VIDAMED INC
filed 2000-03-30
CIK 929900

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999


                        Commission file number 0-26082
                                 VIDAMED, INC.
            (Exact name of registrant as specified in its charter)

       Delaware                                         77-0314454
------------------------                     ---------------------------------
(State of incorporation)                     (IRS Employer Identification No.)

                             46107 Landing Parkway
                               Fremont, CA 94538
                                (510) 492-4900
  (Address of principal executive offices and Registrant's telephone number)


         Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value

                        Preferred Share Purchase Rights
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    [X]   Yes          [ ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the registrant held by non-affiliates as of February 29, 2000 was approximately $137,000,000.

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 29,939,392 as of February 29, 2000.

                      Documents Incorporated By Reference

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 2000 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                    PART I

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995:

This report contains, in addition to historical information, forward-looking statements that are based on current expectations and beliefs. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements. Some of the factors that could cause actual results to differ include, among others, market acceptance of the VidaMed Transurethral Needle Ablation ("TUNA")(R) Procedure, availability of cash resources sufficient to fund operations, availability, timing and amount of third-party reimbursement for procedures performed with the VidaMed TUNA System, the possible volatility of VidaMed's stock price, and the risk factors discussed herein and in the other documents we file from time to time with the Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof, and VidaMed undertakes no obligation to publicly revise or update the forward-looking statements to reflect subsequent events or circumstances.

Item 1 - Business

General Development of the Company

     VidaMed, Inc. (the "Company" or "VidaMed") designs, develops, and markets technologically and clinically advanced systems for urological conditions. Our focus is the treatment of the enlarged prostate known as benign prostatic hyperplasia, or more commonly known as BPH. Our primary product, the patented TUNA System, is designed to offer a cost effective, minimally invasive alternative treatment for BPH, after drug therapy has failed and before choosing major surgery. We commenced manufacturing and international product sales in 1993. We received clearance from the Food and Drug Administration in October 1996 to market and sell the TUNA System in the United States. We received Medicare CPT code # 53852, effective January 1998, for the treatment of symptoms associated with BPH, and as of February 2000, 47 states provide for Medicare reimbursement for TUNA Procedures performed in hospitals. In the United States, we directly sell and market our products to hospitals, urologists, and surgery centers primarily through a "fee-per-use" program. Under this program we place an entire TUNA System with a hospital at no charge to the hospital. Revenue is generated upon shipment of a single-use component needed for each TUNA Procedure performed. Outside of the United States, we sell our products to international distributors who resell to physicians and hospitals. Information about our revenues, operating losses and assets is provided in the financial statements included in this report. See Part II, Item 6, "Selected Consolidated Financial Data" and Item 8, "Financial Statements and Supplementary Data" and Part IV,
Item 14(a), "Financial Statements and Financial Statement Schedule."

     VidaMed was organized as a California corporation in July 1992 and were reincorporated in Delaware in June 1995. Our principal offices are located at 46107 Landing Parkway, Fremont, California. Our telephone number is (510) 492-4900.

BPH-The Medical Condition and Market

     The prostate is a fibromuscular gland that surrounds the urethra and lies immediately below the bladder in the male. The normal prostate is approximately the size of a walnut. The prostate gradually enlarges over a man's lifetime, a naturally occurring, non-cancerous condition known as benign prostatic hyperplasia, commonly referred to as BPH. As the benign nodules grow around the tube-like urethra, this growth obstructs the flow of urine released from the bladder. As a result of BPH, men begin to experience problems with urination which include:

 .    Decreased force of urinary stream;
 .    Frequency, the need to urinate more often, especially at night;
 .    Urgency, the sudden need to urinate;
 .    Incomplete emptying of the bladder; and
 .    Difficulty starting to urinate.

     A delay in treatment can have serious consequences, including complete obstruction (acute retention of body waste or urine), urinary tract infections, loss of bladder functions, and in extreme cases, kidney failure. The symptoms can be debilitating and can significantly alter a sufferer's quality of life.

     BPH is a very common condition among older men. According to industry sources, the percentage of men suffering from symptoms of BPH is approximately 40-50% for men in their fifties and increases to more than 80% for men over eighty. It is estimated that approximately 23 million men worldwide suffer symptoms of BPH, with current annual expenditures in excess of $10 billion. Many patients diagnosed with BPH are regularly monitored and given diagnostic tests by their physicians but, due in part to the side effects and complications associated with current BPH therapies, elect not to receive active intervention (a course of inaction known as watchful waiting). If symptoms persist or worsen, drug therapy or surgical intervention is usually recommended. Drug therapy is usually the first line of treatment. The most common surgical procedure is Transurethral Resection of the Prostate (known as TURP), an invasive surgery in which portions of the prostatic urethra and surrounding tissue are removed thereby widening the urethral channel for urinary flow.

VidaMed's TUNA System and Procedure

     We have developed the TUNA (Transurethral Needle Ablation) System to provide the therapy of choice when drugs have failed and before choosing major surgery. Our TUNA Procedure is designed to restore and improve urinary flow while resulting in fewer complications and adverse effects, shorter recovery time and greater cost effectiveness than other therapies. We believe that the overall cost of treatment with the TUNA Procedure will be less than the cost of most other interventional BPH therapies because the procedure is designed to be performed in a doctor's office or other outpatient setting and to result in fewer complications. The VidaMed TUNA System is designed to deliver low levels of radio frequency energy directly into prostate tissue to relieve the symptoms associated with enlarged prostate. The principal components of the TUNA System are the radio frequency generator, a reusable hand-piece and telescope, and a single-use disposable catheter needed for each procedure. The TUNA Procedure shrinks targeted tissue in and surrounding the prostate, leading to improved urinary flow. It can generally be performed in under an hour with local anesthesia such as lidocaine jelly and an oral sedative. Some physicians also prefer to use a prostate block, intravenous sedation or a general or spinal anesthesia.

     We believe that the TUNA System design offers significant advantages over other BPH therapies. Because the components of the TUNA System shield the urethra and deliver radio frequency energy directly into the interior of the prostate, the procedure protects the prostatic urethra and reduces the risk of unintended thermal damage to surrounding structures. In other procedures where this control does not exist, the urethra and other structures such as the penis or rectum can be damaged or destroyed, causing significant patient discomfort and complications.

Clinical Studies

     We perform clinical trials of the TUNA Procedure to obtain clinical data to support new indications, to obtain long-term durability data, and to gather data in supporting Medicare and other reimbursement approvals in various markets. We began international clinical evaluation of the TUNA Procedure in March 1993 and the U.S. trials in November 1994. We are currently involved in clinical studies in Germany, France and Spain for reimbursement approval and acceptance within the medical community. Multi-center and multi-year studies are in progress to evaluate the TUNA Procedure in the treatment of the median lobe, and an anethesia study is ongoing to scientifically document the TUNA Procedure in the office setting.

     In the clinical trials conducted both in the United States and internationally, the majority of TUNA patients for whom follow-up data is available show significant relief from the symptoms of BPH, with insignificant post-procedure complications. These results, including one, two and three year data, are published in peer-reviewed articles and in the Journal of Urology published by the American Urological Association.

Reimbursement

     Third-party reimbursement is generally available for existing therapies used to treat men with an enlarged prostate. In the United States, decisions whether to provide coverage and the amount of coverage to provide are made by local Medicare Medical Directors, individual health maintenance organizations, private insurers and other healthcare payors. Reimbursement systems in international markets vary significantly by country. In many international markets, reimbursement for new devices and procedures is subject to government control. In most markets, there are private insurance systems as well as governmentally managed systems.

     Due to the age of the typical patient suffering from an enlarged prostate, Medicare reimbursement is particularly critical for widespread market acceptance of our product in the United States. On January 1, 1998, Medicare reimbursement of the physician fee component of the TUNA Procedure became effective for procedures performed in all locations. At the same time, Medicare also approved reimbursement of the "reasonable costs" of supplies, equipment and overhead necessary to perform TUNA Procedures, but reimbursement was subject to local approval by state Medicare Medical Directors, and the approval is limited to procedures performed in hospitals. As of February 29, 2000, 47 states provided for reimbursement for TUNA Procedures performed in hospitals.

     The amount of reimbursement for TUNA Procedures varies depending on the particular hospital performing the procedure and is currently based on the pass through and mark-up of a hospital's reasonable costs of supplies, equipment and overhead. However, the U.S. Health Care Financing Administration, which administers Medicare reimbursement, has announced that sometime in mid-2000, Medicare reimbursement for procedures performed in hospitals, including the TUNA Procedure, will change from a pass-through of reasonable costs, to a "prospective payment system." Under a prospective payment system, hospitals will be allowed a flat rate of reimbursement for each TUNA Procedure performed and will need to manage their costs of supplies, equipment and overhead to fit
within the prospective payment approved.   The amount of reimbursement allowed
for a TUNA Procedure under a prospective payment system has not been determined, and could have a material impact on our revenues and profitability in the year 2000. See Part II, Item 7, "Cautionary Statements Regarding Future Operations-- Our Future Revenues and Profitability Are Subject To Uncertainties Regarding Health Care Reimbursement and Reform."

Marketing and Customers

     We distribute the TUNA system both domestically and internationally. In the United States we market the TUNA System through a network of direct sales and marketing representatives, account specialists and independent dealers. We directly sell and market our products to hospitals, urologists, and surgery centers primarily through a "fee-per-use" program. Under this program we place an entire TUNA System with a hospital at no charge to the hospital. Revenue is generated upon shipment of a single-use component needed for each TUNA Procedure performed. Outside of the United States, we sell our products to international distributors who resell to physicians and hospitals.

Backlog

     We do not have a backlog of orders for our products in countries where the TUNA System is sold and anticipate that we will continue to be able to ship orders within days of their receipt. Accordingly, we do not anticipate that we will develop a significant backlog in the future.

Research and Development

     Our research and development efforts are currently focused on improving the features of the TUNA System and reducing its cost and the time it takes to perform a TUNA Procedure. Ongoing research and development efforts include increasing the range of energy output of the radio frequency generator, providing support for clinical trials, working with physicians to develop product enhancements and developing devices for urological applications other than BPH. Our in-house research and development group uses computer-assisted design tools and a computerized machine shop to enable rapid prototyping of pre-production molds, tools and component parts. Research and development expenses were $3,034,000, $4,241,000, and $6,003,000 in 1999, 1998 and 1997,
respectively.

Manufacturing

     We outsource all of our manufacturing except for the assembly of the reusable handle. We contract with Telo Electronics, a subsidiary of Sanmina MPD, to manufacture the radio frequency generator, and with Karl Storz in Germany to manufacture our telescope. We transitioned the manufacturing of the disposable catheter from our facility in Fremont, California, to Zeiss Humphrey Systems in the first quarter of 1999. Both Telo Electronics and Zeiss Humphrey Systems are located within close proximity to our engineering, marketing and administrative facility in Fremont, California.

Patents, Trademarks and Licenses

     We have been issued 54 United States patents and 58 foreign patents covering a method of prostate ablation using the TUNA System and the design of the TUNA System. The earliest termination date of any of our United States patents is in 2009, with the majority of patents scheduled to continue in effect through the year 2013. At the end of fiscal 1999, we had 12 patent applications pending in the United States and 49 corresponding patent applications pending in various foreign countries. Our patents focus on methods for delivery of low power radio frequency energy to the prostate for the treatment of enlarged prostate. We also have rights to technology that allows our products to deliver radio frequency energy to other organs of the human body while protecting surrounding tissue. Our patents materially support our place in the market by preventing others from making, using, or selling devices that copy our treatment methods and equipment. It is our policy to aggressively protect our patents.

     We also enter into patent and technology licensing agreements with others
when management determines it is in our best interest to do so.   We pay
royalties under existing patent license agreements for the use of patents in certain of our products, which patents are licensed for the life of the patents.

     VidaMed does not consider its business materially dependent upon any one patent or patent license, although taken as a whole, our rights and the products made and sold under patents and patent licenses are important to our business.

     We own various trademarks that we use in our business. These assets are valuable assets, the most important of which are "TUNA", and our "V device" corporate logo.

Employees

     As of February 29, 2000, we employed 68 individuals on a full-time basis. Of these, 67 were located in the United States and 1 in Germany. We also have several part-time employees and consultants. None of our employees is covered under collective bargaining agreements. We consider relations with our employees to be good.

Item 2.   Properties

     We lease approximately 35,000 square feet in one building in Fremont, California, which contains our engineering, marketing, warehousing, shipping and administrative operations. The principal lease expires in May 2002, with an option to extend the lease for an additional 5 years. In February 2000, we sublet 11,400 square feet of administrative space in this facility to a subtenant until May 2002. We believe that the remaining 23,600 square feet is adequate to meet our needs for the foreseeable future.

Item 3.   Legal Proceedings

     Other than ordinary routine litigation incidental to our business, we are not a party to and none of our property is the subject of any material pending legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 4a.  Executive Officers of the Company

     Officers are appointed by the Board of Directors and serve at the discretion of the Board. Each executive officer is a full-time employee of the Company. There are no family relationships among the officers and directors of the Company.

Randy D. Lindholm, age 44, has served as President, Chief Executive Officer and Chairman of the Board since August 1999. Mr. Lindholm joined the Company in August 1998 as Executive Vice President of Sales and Marketing. Before joining VidaMed, Mr. Lindholm was the Vice President-North American Respiratory Field Operations for Mallinkrodt, Inc (formerly Nellcor Puritan Bennett), where he held various positions from 1993 to 1998. Previously, Mr. Lindholm was with GE Medical Systems for 15 years where he held a number of positions in sales, sales management and marketing. Mr. Lindholm holds a Bachelor of Science in Electrical Engineering from Michigan Tech University. He is a graduate of the Stanford Executive Management Program.

John F. Howe, age 47, has served as Vice President of Finance and Chief Financial Officer since he joined the Company in August 1999. Prior to joining VidaMed, Mr. Howe was the Vice President of Finance and Controller for the Hospital Division of Mallinckrodt (formerly Nellcor Puritan Bennett), where he held various other positions in finance and operational management between 1986 and 1998, including a three-year expatriate assignment in the Netherlands as European Finance Director. Previously Mr. Howe spent 7 years with IVAC Corporation, then a subsidiary of Eli Lilly & Company, where he held various financial accounting and management positions. Mr. Howe holds a Bachelor of Science in Finance from San Diego State University.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     Our common stock is listed on The Nasdaq SmallCap Market under the symbol "VIDA." The quarterly high and low prices as reported by Nasdaq are included in the table below:

                                                 Years Ended by Quarter
                                ------------------------------------------------------
                                                         1999
                                ------------------------------------------------------
                                     4th            3rd           2nd           1st
                                ------------   -----------   -----------   -----------
Stock Prices:
High                                  $3.563        $2.969        $3.906        $3.125
Low                                   $1.500        $1.500        $1.500        $1.625



                                                 Years Ended by Quarter
                                --------------------------------------------------------
                                                         1998
                                --------------------------------------------------------
                                     4th            3rd            2nd            1st
                                ------------   ------------   ------------   -----------
Stock Prices:
High                                  $3.188         $4.938         $5.375        $4.625
Low                                   $0.688         $0.938         $3.000        $2.813


     VidaMed has not paid dividends in the past and does not intend to do so in the foreseeable future.

Item 6.   Selected Consolidated Financial Data

                                                         Year Ended December 31,
                                               1999      1998      1997      1996      1995
                                                  (in thousands except per share data)
Operations:
Net Revenues                                 $ 5,905   $ 1,028   $ 9,828   $ 3,824   $ 2,621
Gross Profit (loss)                            3,081    (2,102)    2,567       145      (924)
Operating Expenses                            14,816    17,707    19,023    13,632    13,627
Net Loss                                     (11,901)  (19,873)  (16,470)  (13,543)  (14,858)
Basic and diluted loss per share               (0.58)    (1.10)    (1.29)    (1.30)    (2.68)
Shares used in computing basic
 and diluted loss per share                   20,631    18,133    12,786    10,382     5,545

Financial Position (at year end):
Total Assets                                   7,320    14,132    16,965    12,847    18,816
Long-term Debt & Capital lease
 obligations less current portion              1,030     1,785        22     1,305     2,757
Accumulated Deficit                         (100,120)  (88,219)  (68,346)  (51,876)  (38,333)
Stockholder's Equity                           1,605     7,323     9,227     3,701     6,755

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of VidaMed's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related Notes included in this report on Form 10-K, and the Cautionary Statements Regarding Future Operations presented herein at the end of this Item 7.

Overview

     Since its founding in 1992, VidaMed has been engaged in the design, development and marketing of urological systems used to treat the enlarged prostate or benign prostatic hyperplasia, commonly known as BPH. We commenced international sales of our patented TUNA System in late 1993 and began commercial sales in the United States in October 1996, after receiving the Food and Drug Administration clearance. In 1997 we sold the TUNA System to domestic office-based urology practices, assuming that after receiving FDA clearance, Medicare reimbursement would soon follow. In 1998 it was announced that office-based Medicare reimbursement for the TUNA System and procedure would be delayed due to Year 2000 computer problems experienced by Medicare, and that current reimbursement was approved only in a hospital-based setting, on a reasonable cost basis, and that it would require a state-by-state approval process.

     At the end of fiscal 1998, we began restructuring our sales and marketing model to take advantage of existing hospital-based Medicare reimbursement coverage. Under our current model, known as the "fee-per-use" program, we place an entire TUNA System with a hospital at no charge to the hospital. Revenue is generated by selling a single-use component needed for each TUNA Procedure performed. Once the procedure is performed, the single-use component is discarded and a new component must be purchased for the next procedure performed.

     As of February 29, 2000, 47 states provide for hospital based reimbursement coverage for the TUNA Procedure. We believe that obtaining Medicare reimbursement coverage in doctors' offices and ambulatory surgery centers, as well as patient awareness and physician advocacy of the TUNA Procedure, are our greatest challenges. Our business strategy is to focus marketing and sales efforts on patient education and physician support for our fee-per-use program while at the same time continue to advance Medicare reimbursement coverage for the TUNA Procedure.

Results of Operations

     Revenues. Net revenues for 1999 were $5.9 million, an increase of $4.9 million or nearly 5 times over 1998 net revenues of $1.0 million, and down from record revenues in 1997 of $9.8 million. In 1998, we recognized sales reserves of $2.7 million to adjust for the impact of a delay in office-based Medicare reimbursement. Excluding this specific sales reserve, revenues were $3.7 million in 1998. Revenue fluctuations over the three-year period from 1997 through 1999 are primarily attributed to the following:

(i) Record revenue performance in 1997, of $9.8 million, occurred as a result of receiving FDA clearance in the U.S. in late 1996 to sell the TUNA System. 1997 revenues included capital equipment and catheter sales to urologist offices in the U.S., a sale of 39 systems to Tenet Healthcare Systems, and nonrecurring license fees and an initial stocking order received in 1997 from our Japanese distributor following Japanese approval of the TUNA System.

(ii) In mid-1998, Medicare coverage for supplies and devices in the office-based and ambulatory surgery center markets was delayed due to Medicare announced Y2K compliance issues. We estimated that Medicare reimbursement approvals and coverage for procedures performed in these markets would be delayed at least until July 2000. As a result of the delay, we established the $2.7 million sales reserve in third quarter of 1998, reducing net revenue of $3.7 million to $1.0 million.

(iii) In late 1998 and early 1999, we implemented a strategy to focus our sales and marketing efforts on U.S. hospitals, where Medicare had authorized reimbursement for the TUNA Procedure, subject to state approvals. We began 1999 with approvals in 21 states, and ended the year with approvals in 46 states. In addition, we implemented a new "fee-per-use" sales and marketing model at the end of 1998, that allows customers to pay a fee for a single-use catheter needed to perform a TUNA Procedure, without the need for any large capital expenditure. The combination of established reimbursement and the new fee-per-use sales and marketing model were the primary contributors to 1999 revenues of $5.9 million.

     Medicare coverage for supplies and devices in the office-based and ambulatory surgery center markets is not expected to be effective in the near future. The failure to receive Medicare reimbursement coverage at adequate reimbursement rates within the ambulatory surgery center or physicians office, or a failure to continue to receive adequate Medicare reimbursement in the hospital setting in the year 2000, could have a material adverse effect on our future revenues.

     Cost of Sales and Gross Margins. Cost of product sold in 1999 decreased to $2.8 million from $3.1 million in 1998, due primarily to the implementation of our fee-per-use sales model and the increased unit sales of disposable catheter sales versus higher cost generators. Cost of product sold in 1998 decreased to $3.1 million from $7.3 million in 1997. The higher cost of sales in 1997 is due primarily to higher product sales and a one-time charge of $2.1 million related to the closure of our research and manufacturing facility in the United Kingdom.

     Due to increased fee-per-use sales in the United States, we recognized a significant increase in gross margin in 1999. Under the fee-per-use program we place the TUNA capital equipment with hospitals at no charge and sell single use catheters for each TUNA Procedure performed. We amortize the cost of the TUNA equipment to cost of sales and recognize the cost of each catheter upon shipment. Gross margin was $3.1 million or 53% of 1999 revenues. Gross margin in 1998 was a negative $2.1 million. After adjusting for the $2.7 million in sales reserves recorded in 1998, gross margin was $0.6 million or 16% of 1998 adjusted revenues of $3.7 million. The gross margin in 1997 was $2.6 million or 26% of revenue, including a $2.1 million one-time charge to cost of sales related to the closure of our facility in the United Kingdom.

     Research and Development.   Research and development expenses include
expenditures for regulatory compliance and clinical trials. Clinical trial costs consist largely of payments to clinical investigators, product for clinical trials, and costs associated with initiating and monitoring clinical trials. Research and development expenses decreased 28% to $3.0 million in 1999 from $4.2 million in 1998, and down from $6.0 million in 1997. The decrease from the year ended 1998 to 1999 is primarily due to reduced clinical activity in 1999, resulting from the completion of Food and Drug Administration clinical trial studies, and the completion of research and development expenditures for our current ProVu generation of products in 1998. The decrease in research and development expenditures from the year ended 1997 to 1998 is attributed to significant development and clinical trial costs in 1997 related to the TUNA System radio frequency generator and cost savings in 1998 from the closure of the facility in the United Kingdom.

     Selling, General and Administrative. Selling, general and administrative expenses decreased to $11.8 million in 1999 from $13.5 million in 1998, and $13.0 million in 1997. The higher selling, general and administrative costs in

1998 are due primarily to a charge to the allowance for doubtful accounts, which was in addition to the $2.7 million sales reserve necessitated by the length of time involved in obtaining Medicare coverage; a charge incurred in the transition to a new chief executive officer; and non-routine legal expenses related to patent defense. While 1997 selling, general and administrative expense levels were relatively consistent with 1998, they included a realignment of critical sales positions, the addition of a new executive vice president of worldwide sales and marketing, and the transition to a new chief executive officer. Spending in 1998 and 1997 also included new product start-up and launch related expenses not incurred in 1999.

     Interest and Other Income(Expense). Interest and other income were $516,000, $523,000 and $345,000 in 1999, 1998 and 1997, respectively. Interest income, and the annual fluctuations, are a result of investment balances from proceeds from private placements of our common stock. Interest and other expense were $682,000, $587,000 and $359,000 in 1999, 1998 and 1997, respectively. The increase in interest expense from 1997 through 1999 is due to the addition of a revolving credit line and an equipment term loan.

     Income Taxes. As of December 31, 1999, we had Federal and California net operating loss carry forwards of approximately $64.9 million and $22.3 million, respectively. Additionally, we had foreign net operating loss carry forwards of approximately $21.4 million. The Federal net operating loss carry forwards will expire at various dates beginning in 2007 through 2019 if not utilized. The California net operating losses will expire at various dates beginning in 2000 through 2004 if not utilized.

     Utilization of the net operating losses may be subject to an annual limitation due to the ownership change rules provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating losses before utilization.

     Our results of operations have fluctuated in the past and may fluctuate in the future from year to year as well as from quarter to quarter. Revenues may fluctuate as a result of actions relating to regulatory and reimbursement matters, the success of our fee-per-use program and the extent to which the TUNA System gains market acceptance. Operating expenses may fluctuate as a result of several factors, including:

 .    The timing of expansion of sales and marketing activities;
 .    Costs of clinical activities; and
 .    Research and develop and selling, general and administrative expenses associated with the potential growth of our organization.

     Fluctuations in operating results could have a material adverse effect on our business by, among other things, disrupting our cash flow, limiting our ability to attract investors and impairing our ability to implement long-range plans. As a result, there can be no assurance that we will achieve profitability. If profitability is achieved, there can be no assurance that we will be able to maintain profitable operations.

Liquidity and Capital Resources

     As we began fiscal 1999, we believed that our current cash balances, projected cash flows from operations, including our newly introduced fee-per-use program, and cash available under our financing facility would be sufficient to meet our current operating and capital requirements through the end of the year.

Although quarterly revenues generated by the fee-per-use program increased since its inception, experience has shown that the fee-per-use program will take longer to implement than originally planned. In an effort to increase revenues, we believe that it is necessary to:

 .    Increase the number of physicians who perform TUNA Procedures;

 .    Implement marketing initiatives to assist physicians in building their practices by increasing the number of TUNA Procedures performed; and

 .    Increase consumer awareness of the treatment options available to BPH patients with the view that an informed patient and his doctor are more likely to choose the TUNA Procedure.

     The increased costs associated with this three-pronged approach together with lower than anticipated revenues from the fee-per-use program in 1999 required us to obtain additional financing to meet our current operating and capital requirements. In October and November 1999, we sold 2.25 million shares of common stock at a price of $2.00 per share in a private placement, resulting in net proceeds of approximately $4,300,000. In January 2000, we sold 6.46 million shares of common stock at a price of $1.73 per share in a private placement for net proceeds of approximately $11,100,000.

     In October 1998, we obtained a $5.5 million debt facility with Transamerica Technology Finance, a division of Transamerica Corporation. The facility is secured by our assets and consists of a revolving accounts receivable-based credit line of up to $3 million and a $2.5 million equipment term loan. In connection with the debt facility, we issued Transamerica a 5-year warrant to purchase 55,000 shares of our common stock at a price of $0.89 per share. The term loan was funded in full as of December 31, 1998, at an interest rate of 12% per year. Repayment of that loan is amortized over a three-year period, with the first monthly payment having been made in December 1998. As of December 31, 1999, we owed $1,785,000 under the equipment term loan. As of December 31, 1999, we borrowed approximately $500,000 against the revolving accounts receivable-based line at a rate of 10.50% per year. The revolving credit line has a minimum interest payment of $96,000 per year.

     On October 26, 1999, we entered into an Amendment and Waiver Agreement with Transamerica. Under that agreement, Transamerica waived an event of default under our Loan and Security Agreement resulting from the inclusion of a going concern uncertainty paragraph in an updated opinion from our independent auditors regarding our fiscal 1998 financial statements. In consideration for the waiver, we paid Transamerica a $10,000 fee and issued a warrant to acquire to 20,000 shares of our common stock for a purchase price of $0.89 per share. The warrant has a term of five years.

     In January 2000, we renewed our debt facility with Transamerica and in consideration of this renewal paid a $15,000 fee and issued a warrant to Transamerica to acquire an additional 77,320 shares of common stock at a purchase price of $1.94 per share. The warrant has a term of 5 years. The shares of common stock underlying all of the warrants issued to Transamerica have been registered for resale.

     Management believes that the proceeds of the equity and debt financings described above, together with existing cash and anticipated revenues from the fee-per-use program, will be sufficient to fund operations at current levels through the end of year 2000. Our actual capital requirements, however, will depend on many factors, including the rate of increase in the number of hospitals that perform TUNA Procedures, the rate of increase in the number of procedures performed at hospitals where our equipment has been placed, the cost of promoting the program, competition in the marketplace, our ability to expand the fee-per-use program to doctors' offices and ambulatory surgery centers when or if Medicare approves reimbursement for the costs of TUNA Procedures performed in those locations and the amount of reimbursement provided for procedures performed outside of hospitals.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement
133), which is required to be adopted in the first quarter of the year ending December 31, 2001. Management does not anticipate that the adoption of Statement 133 will have a significant effect on our results of operations or our financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No.101 (SAB 101). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We believe that our current revenue recognition principles comply with SAB 101.

Year 2000

     In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems and we experienced no significant disruptions in mission critical information technology and non-information technology systems. We did not incur any material expenditures in 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, internal systems, or the products and services of third parties. However, there can be no assurance that we have fully and accurately assessed our Year 2000 readiness or of the effectiveness of our corrective actions. Nor can there be any assurance that our customers, suppliers and vendors fully and accurately assessed their Year 2000 readiness or of the effectiveness of their corrective actions. Accordingly, we will continue to monitor our mission critical computer applications and those of our customers, suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Cautionary Statements Regarding Future Operations

     The cautionary statements that follow are intended to highlight certain factors that may affect the financial condition and results of operations of VidaMed. They are not meant to be an exhaustive or complete discussion of the risks our Company faces and they should be read in conjunction with the discussions of factors appearing elsewhere in this report, in VidaMed's other filings with the Securities and Exchange Commission and in materials incorporated by reference in those filings.

     Our Current Cash Resources are Limited and We May Have Difficulty Raising Capital in the Future. Although quarterly revenues generated by the fee-per-use program have been increasing since its inception, experience has shown that the program will take longer to implement than originally planned. The number of hospitals equipped to perform TUNA Procedures has not increased as rapidly as expected and the number of TUNA Procedures being performed at hospitals where our equipment has been placed is lower than expected. Costs to promote the program were higher than expected and we required additional funding to maintain current operating levels through December 31, 1999. Because of the shortage of operating funds, our independent auditors amended their opinion, issued in connection with the financial statements included in our amended annual report on Form 10-K/A filed with the Securities and Exchange Commission for our 1998 fiscal year, to include an explanatory fourth paragraph expressing substantial doubt regarding our ability to continue as a going concern.

     Management believes that the proceeds of the recent equity and debt financings together with existing cash and anticipated revenues from the fee-per-use program will be sufficient to fund operations through the end of the year 2000. However, this forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The factors described above under Liquidity and Capital Resources will affect our future capital requirements and the adequacy of our available funds. We may have to raise additional funds through public or private equity or debt financings, collaborative relationships or other arrangements. We cannot be certain that such additional funding, if needed, will be available on terms favorable to us, or at all. Furthermore, additional equity financing will dilute the interests of our current stockholders and may depress the market price of our stock. Additional debt financing may be available, but management believes it would be limited in amount, may involve restrictive covenants, and would be costly because it would be subordinate to our secured financing facility with Transamerica Business Credit Corporation. We may be able to obtain additional debt financing from Transamerica, but we cannot give any assurance that we will be able to do so or that the terms of the financing would be favorable. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain of our technologies or products. Our failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations.

     If additional financing is needed but unavailable, management nonetheless believes that it would be able to conserve cash by scaling back research and development, clinical trials, expansion into the office-based and ambulatory surgery center markets and otherareas of discretionary spending. Reductions in those areas, however, could have a material adverse effect on our long-term opportunities to develop new and competitive products, obtain necessary governmental approvals of those products and develop additional markets for our products.

     We Have a History of Operating Losses and We Expect Operating Losses to Continue. We have incurred significant operating losses since our inception in 1992 and, as of December 31, 1999, had an accumulated deficit of approximately $100.1 million. We expect to continue to incur operating losses through the end of the year 2000 as we expend substantial funds on sales and marketing activities, fund clinical trials in support of reimbursement approvals and fund research and development. Our profitability depends on numerous factors, including:

 .    our success in promoting the fee-per-use program;

 .    our success in achieving market acceptance of the TUNA Procedure;

 .    our success in obtaining and maintaining necessary regulatory clearances;

 .    the extent to which Medicare and other healthcare payors approve reimbursement of the costs of TUNA Procedures performed in hospitals, doctors' offices and ambulatory surgery centers; and

 .    the amount of reimbursement provided.

     The TUNA Procedure is a New Therapy and May Not Be Accepted by Physicians, Patients and Healthcare Payors. Physicians will not recommend the TUNA Procedure unless they conclude, based on clinical data and other factors, that it is an effective alternative to other methods of enlarged prostate treatment, including more established methods. In particular, physicians may elect not to recommend the TUNA Procedure until the long-term duration of the relief provided by the procedure has been established. Clinical data for assessing the durability of relief provided by the TUNA therapy in the United States does not extend beyond five years. Some physicians may consider five years of clinical data to be sufficient evidence of durability and others may not. As time passes since the first TUNA Procedures were performed, and as more procedures are performed, the clinical data will continue to be developed. We are in the process of conducting multi-year patient follow-up studies to assess the durability of the relief provided by the TUNA Procedure.

     Even if the clinical efficacy of the TUNA Procedure is established, physicians may elect not to recommend the procedure unless acceptable reimbursement from healthcare payors is available. Healthcare payor acceptance of the TUNA Procedure will require evidence of its cost effectiveness compared with other therapies for enlarged prostate, which will depend in large part on the duration of the relief provided by the TUNA Procedure.

     Patient acceptance of the procedure will depend in part on physician recommendations and in part on other factors, including the degree of invasiveness and the rate and severity of complications associated with the procedure compared with other therapies, and the ability to educate patients of their treatment choices.

     If Coverage is Not Approved for Procedures Performed Outside of Hospitals, Or if the Amount of Coverage is Inadequate, We Will Not be Able to Achieve Widespread Acceptance of the TUNA Therapy. To achieve widespread acceptance of the TUNA Therapy, we believe that reimbursement will need to be available for procedures performed outside of the hospital setting, in doctors' offices and ambulatory surgery centers. In addition, the amount of reimbursement for TUNA Procedures performed in those locations must be adequate. Medicare has not yet approved reimbursement for the costs of supplies, equipment and overhead outside of hospital settings. In 1998, Medicare announced that it would delay consideration of coverage in doctors' offices and ambulatory surgery centers while it reviewed its Year 2000 compliance issues. Medicare is now behind schedule in many areas, and we do not expect that coverage for procedures performed at these alternative sites will be approved until at least mid to late 2000. When and if reimbursement is approved, it most likely will be subject to a prospective payment system. Under this system, ambulatory surgery centers and doctors' offices will be allowed a flat rate of reimbursement for each TUNA Procedure performed, and will need to manage their costs of supplies, equipment and overhead to fit within the approved payment. The amount of reimbursement allowed for a TUNA Procedure under a prospective payment system has not been determined. As a result of these factors, we can give no assurance that procedures performed in doctors' offices and ambulatory surgery centers will generate significant revenue for us in the United States at least during the year 2000.

     If coverage becomes available for procedures performed in doctors' offices and ambulatory surgery centers, we expect that the number of procedures performed will increase. The amount of reimbursement could decrease, however, and the decrease could be substantial. We cannot predict whether the amount of reimbursement, when and if it is approved, will be deemed adequate by physicians and patients or whether our revenues from procedures performed outside of hospitals will be sufficient to cover our operating expenses.

     Our Future Revenues and Profitability are Subject to Uncertainties Regarding Health Care Reimbursement and Reform. The continuing efforts of government and insurance companies, health maintenance organizations and other payors of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on healthcare reform including the reform of Medicare and Medicaid systems, and on the cost of medical products and services.

     Our ability to commercialize the TUNA Procedure successfully will depend in part on the extent to which the users of our products obtain appropriate reimbursement for the cost of the TUNA Procedure. Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of healthcare services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for or rejection of our products. The cost containment measures that healthcare payors and providers are instituting and the effect of any health care reform could cause reductions in the amount of reimbursement available to users of our products, and could materially adversely affect our ability to operate profitably.

     We Sell One Product Line and Our Revenues Will Suffer if there is a Disruption in the Supply of Components. The VidaMed TUNA System consists of a radio frequency generator, a reusable handle, a disposable cartridge and an optical telescope. If a material problem develops with any one or more of those components, our revenues would likely suffer because we do not have other products to rely on. Possible problems include, but are not necessarily limited to, malfunctions, failure to comply with or changes in governmental regulations, product recalls, product obsolescence, injunctions resulting from litigation, inability to protect our intellectual property, invalidity of our patents or shortages of one or more of the components of the system.

     We Rely on Contract Manufacturers for the Majority of Our Manufacturing. We outsource the manufacture of the disposable cartridge and most other components of the TUNA System, and we rely on contract manufacturers to supply our components in sufficient quantities, in compliance with regulatory requirements and at an acceptable cost. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, product recalls, quality control and assurance, component supply and lack of qualified personnel. If any of our manufacturers experience any production problems, we may not be able to locate an alternate manufacturer promptly. Delays in production could adversely affect the success of our fee-per-use program and our future revenues.

     Our Rights to Inventions of Our Founder are Limited to the Field of Urology. The proprietary information agreement between VidaMed and Stuart D. Edwards, one of our Company's founders, obligates Mr. Edwards to assign to VidaMed his inventions and related intellectual property only in the field of urology. Mr. Edwards has assigned to a third party his inventions in the cancer field. Mr. Edwards has also conceived of and may continue to conceive of, various medical device product concepts for other fields outside of urology, including certain product concepts for the treatment of snoring and sleep apnea and others in the gynecology and internal medicine field, all of which have been assigned to unrelated third parties.

     We May Fail to Protect or Enforce Our Intellectual Property Rights. We rely on a combination of patent, copyright and trade secret law to protect the technology in our products. We hold numerous U.S. and foreign patents and patent applications relating to our products. In addition to patents, we rely on trade secrets and proprietary know-how which we seek to protect in part through proprietary information agreements with employees, consultants and others. These agreements typically provide that all materials and confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and cannot be disclosed to third parties except in specific circumstances and that all inventions arising out of the relationship with VidaMed shall be our exclusive property. These agreements may be breached, and in some instances, we may not have an appropriate remedy available for the breach. Furthermore, our competitors may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our proprietary technology. The steps we take may be inadequate to protect our rights in our proprietary technology. Litigation may be necessary to enforce our patents, protect our trade secrets or know-how or to determine the enforceability, scope and validity of a third-party's proprietary rights.

     Intellectual Property Litigation is Expensive and Time Consuming and Could Subject Us to Liabilities. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We are aware of patents held by other participants in our market, and there can be no assurance that we will not in the future become subject to patent infringement claims and litigation or United States Patent and Trademark Office interference proceedings.

     The defense and prosecution of intellectual property suits, Patent and Trademark Office interference proceedings and related legal and administrative proceedings are costly and time consuming. These proceedings could also result in significant diversion of the time and attention of our technical and management personnel. An adverse determination in litigation or interference proceedings could subject us to significant liabilities to third parties or require us to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available on satisfactory terms or at all. An adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, financial condition and results of operations.

     Our Business Exposes Us to Product Liability Claims. Use of our products involves an inherent risk that product liability claims will be asserted against us. Although we are insured against such risks up to a $10 million annual aggregate limit, our present product liability insurance may be inadequate. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability insurance may cease to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient insurance coverage could prevent or inhibit the marketing and sale of our products. A product liability claim could result in a recall of the product by the FDA and could have a material adverse effect on our reputation, business, financial condition and results of operations.

     Exercise of Outstanding Warrants and Options Will Dilute Existing Stockholders and Could Adversely Affect the Market Price of Our Stock. As of February 29, 2000, we had issued and outstanding approximately $29.9 million shares of common stock and outstanding warrants and options to purchase approximately 7.5 million additional shares of common stock. The existence of the outstanding options and warrants may adversely affect the market price of our common stock and the terms under which we could obtain additional equity capital. The exercise of the options and warrants will dilute the holdings of our existing stockholders.

     The 7.5 million outstanding options and warrants include: (i) options to purchase a total of approximately 3.3 million shares granted to our employees, officers, directors and consultants under various stock option plans, (ii) warrants to purchase up to approximately 1.9 million shares of common stock issued to investors who purchased common stock from us in a private placement in January 2000; and (iii) warrants to purchase a total of approximately 2.3 million shares issued to other investors. In addition, we have reserved approximately 1.1 million shares of common stock for future issuance under employee and director stock option plans, and our employee stock purchase plan.

     If We Fail to Satisfy the Continued Listing Requirements of the NASDAQ SmallCap Market, Our Stock Could Become Subject to the SEC's Penny Stock Rules, Making it Difficult to Sell. In December 1999, the NASDAQ-Amex Market Group notified us that the listing of our common stock would be transferred from the National Market to the SmallCap Market. The transfer occurred because we did not satisfy the minimum net tangible asset listing requirement of the National Market and because our independent auditors included a going concern uncertainty paragraph in the opinion they issued in connection with our amended annual report on Form 10-K/A for the fiscal year ended December 31, 1998.

     Management believes that VidaMed can satisfy the continued listing requirements of the SmallCap Market for the foreseeable future, but if one or more of the risks described herein were to occur, our listing could be jeopardized. If we were to lose our SmallCap Market listing, our common stock would likely trade in the over-the-counter markets through the "pink sheets" or on the NASDAQ's OTC Bulletin Board. In addition, our stock could become subject to the "penny stock" rules adopted by the Securities and Exchange Commission. These rules provide that a company's stock will be considered a penny stock if it is not listed on a national securities exchange or NASDAQ and its trading price is below $5 per share. The rules impose several sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and investors who meet certain high net worth and income standards. Broker-dealers executing transactions in penny stocks must make special suitability determinations for purchasers and receive each purchaser's written agreement prior to the transaction. Consequently, the rules may adversely affect the ability of broker-dealers to sell penny stocks and the ability of stockholders to sell their shares in the secondary market.

     The Volatility of Our Stock Price May Limit Our Ability to Obtain Additional Financing. The market price of our common stock has historically been highly volatile and could be materially and adversely affected if any of the risks described herein were to occur. In addition, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to our operating performance. The broad market fluctuations and the volatility of our stock may adversely affect its market price and impair our ability to obtain future funding from the sale of our common or preferred stock.

     Competitors Have Greater Resources and May Develop Better Products. Although there is a large market for the treatment of men suffering from enlarged prostate, there are a number of therapies competing for market share. Competition in the market for minimally invasive devices to treat this condition has increased significantly and is expected to continue to increase. The relative speed with which we can develop products, complete clinical testing and regulatory approval processes, secure third-party reimbursement and supply commercial quantities of the product to the market are important competitive factors. Many of our competitors have significantly greater financial resources than ours, which allows them to have larger technical, research, marketing, and sales and distribution programs. If competitors are able to develop superior products, or are better able to market their products, we may not be successful in commercializing our products and marketing and sales programs.

     U.S. Governmental Regulation May Impair Our Ability to Compete. The manufacture and distribution of our products are subject to continuous governmental review. In addition, new products or substantial modifications to our existing product generally must be cleared by the FDA before they can be introduced to the marketplace. Noncompliance with applicable requirements can result in:

 .    Fines;
 .    Injunctions;
 .    Civil penalties;
 .    Recall or seizure of products;
 .    Total or partial suspension of production;
 .    Failure of the government to grant approval for devices; and/or
 .    Criminal prosecution.

     Medical devices are classified into one of three classes, class I, II or III, on the basis of the controls necessary to reasonably ensure their safety and effectiveness. Safety and effectiveness can be ensured for class I devices through general controls (such as labeling, pre-market notification and adherence to good manufacturing practices) and for class II devices through the use of special controls (such as performance standards, post-market surveillance, patient registries, and FDA guidelines). Generally, class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness (such as life-sustaining, life-supporting and implantable devices, or new devices that have not been found substantially equivalent to legally marketed devices). The FDA has cleared VidaMed's TUNA system as a class II device.

     Before a new device or a substantial modification to an existing product can be introduced into the market, the manufacturer must generally obtain FDA clearance. Clearance through a pre-market notification will be granted if the submitted data establishes that the proposed device is substantially equivalent to a legally marketed class I or II medical device, or to a class III medical device for which the FDA has not called for a pre-market approval.

     The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional data is needed before a substantial equivalency determination can be made. A determination that the proposed device is not substantially equivalent, or a request for additional data, could delay the market introduction of new products that fall into this category. If we are required to obtain clearance in the future, there can be no assurance that we will be able to do so within a commercially reasonable time, if at all.

     Foreign Governmental Regulation May Impair Our Ability to Compete.
Foreign regulations governing the sale of medical devices outside of the United States vary widely from country to country. The time required to obtain approval for sale in a foreign country may be longer or shorter than that required in the United States and the requirements may differ. Although we have received regulatory approvals where required for commercial sale of the TUNA System in all major international markets, the requirements to maintain those approvals could change, or new approvals could be necessary as we develop new products or modify existing products.

     We have received certifications that allow us to affix the "CE" mark to the TUNA System, permitting us to market and sell the TUNA System in all countries of the European Economic Area. Additional product approvals from foreign regulatory authorities may be required for international sale of the general electro-surgical components of the TUNA System. Failure to comply with applicable regulatory requirements can result in loss of previously received approvals and other sanctions.

     Our previous distributor in Japan, Century Medical, Inc., has been responsible for managing clinical trials and obtaining regulatory and
reimbursement approvals for the TUNA System in Japan.   Regulatory approval in
Japan was received from the Japanese Ministry of Health and Welfare in July 1997 for our previous-generation product. Approval by the Japanese Ministry of Health was granted for the new 7600 Model generator and PROVu system in August 1999. Failure to obtain market acceptance for the TUNA Procedure in Japan could preclude the commercial viability of our products in Japan and could have a material adverse effect on our business, financial condition and results of operations. During the fourth quarter of 1999, we agreed with Century Medical to terminate our business relationship, and in January 2000 entered into a new distribution agreement with MC Medical, a subsidiary of Mitsubishi. All regulatory approvals and distribution rights are in the process of being transferred to MC Medical and in compliance with Japanese law the relationship with Century Medical will not terminate until all regulatory transfers are completed and effective, which we anticipate to be in May 2000.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     Our exposure to market risk for a change in interest rates relates primarily to the investment of our excess cash in marketable securities. We place our investments with high credit quality issuers and by policy limit the amount of credit exposure to any one issuer. Our policy is to ensure the safety and preservation of our invested funds by limiting default risk and market risk. We have no investments denominated in foreign currencies and therefore are not subject to foreign exchange risk.

     We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. As of December 31, 1999, our investments consisted of U.S. government securities with maturities of less than ninety days.

Item 8.   Financial Statements and Supplementary Data

     See Item 14 of this Form 10-K for the required financial statements and supplementary data.

Item 9.   Changes in and Disagreements on Accounting and Financial Disclosure

     Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information with respect to our directors' names, ages, positions, term of office and periods of service is incorporated by reference to the information under the caption "Proposal No.1: Election of Directors" in our Proxy Statement for the 2000 Annual Meeting of Stockholders. Information with respect to our executive officers' names, ages, positions, term of office and periods of service can be found in Item 4a. of this report on Form 10-K.

Item 11.  Executive Compensation

     The information required by this item regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation and Other Matters" in our Proxy Statement for the 2000 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item regarding security ownership of certain beneficial owners is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2000 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

     The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" in our Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                    PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1. Financial Statements

The following consolidated financial statements of the Registrant and Report of Ernst and Young LLP, Independent Auditors, are included herewith:

                                                                   Page
                                                                   ----
Consolidated Balance Sheets as of December 31, 1999 and 1998         27

Consolidated Statements of Operations for the three years ended
     December 31, 1999, 1998 and 1997                                28

Consolidated Statement of Stockholders' Equity for the three
     years ended December 31, 1999, 1998 and 1997                    29

Consolidated Statements of Cash Flows for the three years ended
     December 31, 1999, 1998 and 1997                                30

Notes to Consolidated Financial Statements                         31-43

Independent Auditor's Report                                         44

  2. Financial Statement Schedules

     Schedule II - Valuation and Qualifying Accounts is included, on page 45. All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

  3. Exhibits

     The exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this report on Form 10-K. The following is a list of such exhibits.


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

 4.4 (1)                     Warrant Purchase Agreement, dated June 30, 1994, between the Company and LINC Capital Management
                             Services, Ltd. And Warrant to Purchase Shares of Series D Preferred Stock, dated June 30,1994, issued to LINC Capital Management Services, Ltd.

Exhibit No.                  Description
-----------                  -----------
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

 4.7 (3)                     Investment Agreement, dated as of February 4, 1997, between the Company and MeesPierson Clearing
                             Services B.V., including Form of Pricing attached thereto Confirmation, Form of Warrant and Form of
                             Opinion attached thereto as Exhibit A, Exhibit B and Exhibit C, respectively.

 4.8 (4)                     Purchase Agreement, dated as of September 22, 1997, among the Company and certain purchasers named therein, including Schedule of Investors, Form of Common Stock and Form of Opinion attached thereto as
                             Exhibit A, Exhibit B and Exhibit C, respectively.

 4.9 (5)                     Purchase Agreement, dated as of October 26, 1999, among the Company and certain purchasers named therein, including Schedule of Investors, Form of Common Stock Purchase Warrant and Form of Opinion
                             attached thereto as Exhibit A, Exhibit B and Exhibit C, respectively.

 4.10 (6)                    Purchase Agreement, dated as of January 4, 2000, among the Company and certain purchasers named therein, including Schedule of Investors, Form of Common Stock Purchase Warrant and Form of Opinion
                             attached thereto as Exhibit A, Exhibit B and Exhibit C, respectively.

10.1 (1)*                    Form of Indemnification Agreement between the Company and each of its directors and officers.

10.2 (2)*                    1992 Stock Plan, as amended.

10.3 (5)*                    1995 Director Option Plan, as amended.

10.4 (1)*                    1995 Employee Stock Purchase Plan.

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

10.7 (1)                     Representative Form of International Distribution Agreement.

10.8 (1)                     Cross License Agreement, dated August 2, 1994, between the Company and RITA, formerly ZoMed
                             International, Inc.

10.9 (1)                     International Distribution Agreement, dated May 9, 1994, between the Company and Century Medical, Inc.

10.10 (1)                    Grant Agreement, dated July 19, 1993, between the Company and the United Kingdom Department of Trade
                             and Industry.

Exhibit No.                  Description
-----------                  -----------
10.11 (1)*                   Letter employment agreement, dated August 26, 1994, between the Company and John N. Hendrick.

10.12 (1)*                   Letter employment agreement, dated August 31, 1994, between the Company and James A. Heisch.

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

10.14 (1)                    Loan and Security Agreement dated April 20, 1995 between the Company and Venture Lending and Leasing,
                             Inc. and related letter agreement.

10.15 (6)                    Operating Lease dated April 3, 1997, between the Company and Hopkins Brothers.

10.16 (6)                    Loan and Security Agreement, dated January 13, 1998, between the Company and Silicon Valley Bank.

10.17 (8)                    Loan and Security Agreement, dated October 20, 1998, between the Company and Transamerica Business
                             Credit Corporation.

10.18 (8)                    Manufacturing Agreement, dated January 5, 1999, between the Company and Humphrey Systems.

10.19*                       Employment Agreement, dated June 22, 1999, between the Company and Randy D. Lindholm.

10.20*                       Employment Agreement, dated August 20, 1999, between the Company and John F. Howe.

10.21*                       Severance Agreement, dated August 31, 1999, between the Company and David J. Illingworth.

10.22*                       Transition Agreement and Mutual Release, dated September 9, 1999, between the Company and
                             Richard D. Brounstein.

10.23                        Amendment and Waiver Agreement dated October 26, 1999, between the Company and Transamerica Business
                             Credit Corporation.

21.1 (1)                     Subsidiaries of the Registrant.

23.1                         Consent of Ernst & Young LLP, Independent Auditors.

24.1 (7)                     Power of Attorney.

27.1                         Financial Data Schedule.

________________________________

Exhibit Footnotes:

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-90746) and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 31, 1997 and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Current Report on form 8-K filed with the Securities and Exchange Commission on March 14, 1997 and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 1997 and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 33-80619) and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.

(7) Included on the signature page of the original Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

(8) Filed as an exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 1998.

(*) Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 14(a)(3) of this Form 10-K.

(b)  Reports on Form 8-K.

     The Company was not required to and did not file any reports on Form 8-K during the three months ended December 31, 1999.

                                 VidaMed, Inc.
                          Consolidated Balance Sheets
              (In thousands except share and  per share amounts)


                                                                                             December 31,
                                                                                   1999                    1998
                                                                             -----------------       -----------------
                          Assets
                          ------
Assets
Current Assets:
      Cash and cash equivalents                                                    $     2,748             $     9,384
      Accounts receivable, net of allowance (1999-$1,115, 1998-$3,540)                   1,443                     228
      Inventory                                                                            415                   1,228
      Amounts prepaid to contract manufacturer                                              39                     724
      Other current assets                                                                 492                     455
                                                                             -----------------       -----------------
              Total current assets                                                       5,137                  12,019

Property and equipment, net                                                              2,017                   1,797
Other assets, net                                                                          166                     316
                                                                             -----------------       -----------------
              Total assets                                                         $     7,320             $    14,132
                                                                             =================       =================

                      Liabilities
                      -----------
Current liabilities:
      Notes payable current                                                        $     1,394             $       764
      Accounts payable                                                                     461                     338
      Accrued professional fees                                                             25                     317
      Accrued clinical trial costs                                                           -                     431
      Accrued other liabilities                                                          1,578                   2,156
      Accrued advertising                                                                    -                     309
      Accrued compensation                                                                 809                     206
      Restructuring accrual                                                                146                     252
      Current portion of obligations
              under capital leases                                                           -                      22
      Deferred revenue                                                                     272                     229
                                                                             -----------------       -----------------
              Total current liabilities                                                  4,685                   5,024

      Notes payable, long term                                                           1,030                   1,785

      Commitments and contingencies (Note 8)

                      Stockholders' Equity:
                      ---------------------
      Preferred stock, $.001 par value;
              5 million shares authorized; none
              Outstanding at December 31, 1999 and 1998
      Common stock, $.001 par value, 60 million shares
              authorized; 22,961,611 and 19,926,656 shares
              issued and outstanding at December 31, 1999
              and 1998, respectively.                                                       23                      20
      Additional paid-in-capital                                                       101,835                  95,727
      Notes receivable from stockholders                                                  (133)                   (205)
      Accumulated deficit                                                             (100,120)                (88,219)
                                                                             -----------------       -----------------
              Total stockholders' equity                                                 1,605                   7,323
                                                                             -----------------       -----------------
              Total liabilities and stockholder's equity                           $     7,320             $    14,132
                                                                             =================       =================

                See Notes to Consolidated Financial Statements.

                                 VidaMed, Inc.
                     Consolidated Statements of Operations
               (In thousands except share and per share amounts)

                                                                         Years Ended December 31,
                                                           1999                    1998                    1997
                                                      ----------------       -----------------       -----------------
Revenues:
      Product sales, net                                   $     5,553             $       589             $     9,065
      Distribution fees, grant and other
              income                                               352                     439                     763
                                                      ----------------       -----------------       -----------------
      Net revenues                                               5,905                   1,028                   9,828

Cost of Products Sold                                            2,824                   3,130                   7,261
                                                      ----------------       -----------------       -----------------
Gross Profit (loss)                                              3,081                  (2,102)                  2,567

Operating Expenses:
      Research and development                                   3,034                   4,241                   6,003
      Selling, general and administrative                       11,782                  13,466                  13,020
                                                      ----------------       -----------------       -----------------
              Total operating expenses                          14,816                  17,707                  19,023
                                                      ----------------       -----------------       -----------------
              Loss from operations                             (11,735)                (19,809)                (16,456)

Interest and other income                                          516                     523                     345
Interest and other expense                                        (682)                   (587)                   (359)
                                                      ----------------       -----------------       -----------------
Net loss                                                   $   (11,901)            $   (19,873)            $   (16,470)
                                                      ================       =================       =================
Basic and diluted net loss per share                       $     (0.58)            $     (1.10)            $     (1.29)
                                                      ================       =================       =================
Shares used in computing basic and diluted
      net loss per share                                    20,631,000              18,133,000              12,786,000
                                                      ================       =================       =================

                See Notes to Consolidated Financial Statements.

                                 VidaMed, Inc.
                Consolidated Statements of Stockholders Equity
                 Years ended December 31, 1999, 1998 and 1997
                      (In thousands except share amounts)

                                                                                                             Notes
                                                                                       Additional         receivable
                                                                        Common          paid-in              from
                                                                        Stock           capital           stockholders
-----------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996                                       $     11            $ 55,895             $  (205)
   Exercise of options to purchase 96,106
     shares of common stock                                                -                 251                   -
   Issuance of 4,157,814 shares of common stock,
     net of offering costs of $774                                         4              21,552                   -
   Issuance of 21,039 shares of common stock,
     under the employee stock purchase plan                                -                  91                   -
   Amortization of deferred compensation                                   -                   -                   -
   Net loss and comprehensive loss                                         -                   -                   -
                                                                -------------------------------------------------------------
Balances at December 31, 1997                                             15              77,789                (205)
   Exercise of options to purchase 36,386
     shares of common stock                                                -                  83                   -
   Issuance of 53,970 shares of common stock
     under the employee stock purchase plan                                -                 195                   -
   Issuance of 4,632,899 shares of common stock,
     net of offering costs of $639                                         5              17,660                   -
   Amortization of deferred compensation                                   -                   -                   -
   Net loss and comprehensive loss                                         -                   -                   -
                                                                -------------------------------------------------------------
Balances at December 31, 1998                                             20              95,727                (205)
   Exercise of options to purchase
     214,882 shares of common stock                                        -                 449                   -
   Issuance of 88,477 shares of common stock
     under the employee stock purchase plan                                -                 163                   -
   Issuance of 2,731,596 shares of common stock,
     net of offering costs of $235                                         3               5,496                   -
   Proceeds on notes receivable from stockholders                          -                   -                   2
   Net loss and comprehensive loss                                         -                   -                   -
-----------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999                                       $     23            $101,835             $  (133)
=============================================================================================================================




                                                                       Deferred           Accumulated     Total stockholders'
                                                                     compensation           deficit             equity
-----------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996                                             $(123)          $ (51,877)              $  3,701
   Exercise of options to purchase 96,106
     shares of common stock                                                   -                   -                    251
   Issuance of 4,157,814 shares of common stock,
     net of offering costs of $774                                            -                   -                 21,556
   Issuance of 21,039 shares of common stock,
     under the employee stock purchase plan                                   -                   -                     91
   Amortization of deferred compensation                                     97                   -                     97
   Net loss and comprehensive loss                                            -             (16,469)               (16,469)
                                                                -------------------------------------------------------------
Balances at December 31, 1997                                               (26)            (68,346)                 9,227
   Exercise of options to purchase 36,386
     shares of common stock                                                   -                   -                     83
   Issuance of 53,970 shares of common stock
     under the employee stock purchase plan                                   -                   -                    195
   Issuance of 4,632,899 shares of common stock,
     net of offering costs of $639                                            -                   -                 17,665
   Amortization of deferred compensation                                     26                   -                     26
   Net loss and comprehensive loss                                            -             (19,873)               (19,873)
                                                                -------------------------------------------------------------
Balances at December 31, 1998                                                 -             (88,219)                 7,323
   Exercise of options to purchase
     214,882 shares of common stock                                           -                   -                    449
   Issuance of 88,477 shares of common stock
     under the employee stock purchase plan                                   -                   -                    163
   Issuance of 2,731,596 shares of common stock,
     net of offering costs of $235                                            -                   -                  5,499
   Proceeds on notes receivable from stockholders                             -                   -                     72
   Net loss and comprehensive loss                                            -             (11,901)               (11,901)
-----------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999                                                 -           $(100,120)              $  1,605
=============================================================================================================================

          See Notes to Consolidated Financial Statements.VidaMed, Inc

                                 VidaMed, Inc.
                     Consolidated Statement of Cash Flows
                                (In thousands)

                                                                                        Years Ended December 31,
                                                                -------------------------------------------------------------------
                                                                      1999                    1998                       1997
                                                                ----------------        ----------------           ----------------
Cash flows from operating activities:
  Net loss                                                              $(11,901)               $(19,873)                  $(16,470)
  Adjustments to reconcile net loss to net cash
    Used in operating activities
    Depreciation and amortization                                          1,906                   1,489                      1,369
  Changes in assets and liabilities:
    Accounts receivable                                                   (1,215)                  3,416                     (1,231)
    Inventory                                                                813                     284                        (65)
    Other current assets                                                     (37)                    225                        (15)
    Prepaid to contract manufacturer                                         685                    (474)                      (250)
    Other assets                                                             150                    (110)                         2
    Accounts payable                                                         123                  (1,198)                       290
    Accrued professional fees                                               (292)                   (242)                        61
    Accrued clinical trial costs                                            (431)                     59                       (610)
    Accrued interest payable                                                   -                    (422)                       143
    Accrued advertising                                                     (309)                      -                          -
    Accrued compensation                                                     603                      93                          9
    Accrued restructuring costs                                             (106)                   (748)                     1,000
    Accrued and other liabilities                                           (578)                    (42)                      (166)
    Deferred revenue                                                          43                    (382)                       241
                                                                ----------------        ----------------           ----------------
Net cash used in operating activities                                    (10,546)                (17,925)                   (15,692)
                                                                ----------------        ----------------           ----------------

Cash flows from investing activities:
    Expenditures for property and equipment                               (2,126)                   (639)                    (1,757)
    Proceeds from maturities of short-term
      investments                                                              -                       -                      1,977
                                                                ----------------        ----------------           ----------------
Net cash provided by (used in) investing activities                       (2,126)                   (639)                       220
                                                                ----------------        ----------------           ----------------

Net cash flows from financing activities:
Principal payments under capital leases                                      (22)                   (104)                      (474)
Principal payments of long-term debt and notes
    payable                                                                 (755)                 (2,058)                    (1,805)
Net proceeds from issuance of notes payable
    and convertible notes                                                    630                   4,115                          -
Net cash proceeds from issuance of common stock                            6,183                  17,969                     21,898
                                                                ----------------        ----------------           ----------------
Net cash provided by financing activities                                  6,036                  19,922                     19,619
                                                                ----------------        ----------------           ----------------

Net increase (decrease) in cash and cash equivalents                      (6,636)                  1,358                      4,147
Cash and cash equivalents at the beginning of the period                   9,384                   8,026                      3,879
                                                                ----------------        ----------------           ----------------
Cash and cash equivalents at the end of the period                      $  2,748                $  9,384                   $  8,026
                                                                ================        ================           ================

Supplemental disclosure of cash flows information:
Cash paid for interest                                                  $    404                $    309                   $    654
                                                                ================        ================           ================

                See Notes to Consolidated Financial Statements.

                                 VIDAMED, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   The Company and Significant Accounting Policies

The Company

     VidaMed, Inc. (the "Company" or "VidaMed") founded in 1992, designs, develops, and markets technologically and clinically advanced systems for urological conditions. Our focus is the treatment of the enlarged prostate or benign prostatic hyperplasia, more commonly known as BPH. In the United States, we directly sell and market our products to hospitals, urologists, and surgery centers primarily through a "fee-per-use" program. Under this program we place an entire TUNA System with a hospital at no charge to the hospital. Revenue is generated upon shipment of a single-use component needed for each transurethral needle ablation (TUNA) procedure performed. Outside of the United States, we primarily sell all of our products to international distributors who resell to physicians and hospitals.

     As of December 31, 1999, we had cash and cash equivalents of $2,748,000. In January 2000, we sold 6.46 million shares of common stock in a private placement for net proceeds of approximately $11,100,000. Management believes that the proceeds from the recent financing together with existing cash and anticipated revenues from the fee-per-use program will be sufficient to fund operations at current levels through the end of 2000.

Principles of Consolidation

     The consolidated financial statements include the accounts of VidaMed and our wholly owned subsidiaries after elimination of inter-company balances and transactions.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

     Revenue from product sales is recognized at the time of shipment, net of allowances for discounts and estimated returns which are also provided for at the time of shipment. Under our "fee-per-use" program, we place an entire TUNA System with a hospital at no charge to the hospital. Revenue is generated upon shipment of a single-use component needed for each TUNA Procedure performed. Revenue for distribution rights and extended warranty contracts are recognized over the right or contract period. We do not provide price protection or allow a right of return for products sold.

     At December 31, 1999 and 1998, we had deferred $272,000 and $229,000, respectively, for revenues related to granting distribution rights, a new distributor stocking order and extended warranty contracts.

Warranty Costs

     We provide at the time of sale for the estimated cost of replacing and repairing products under warranty. The warranty period ranges from 90 days to one year depending upon the component. Because of the length of the warranty period, adjustments to the originally recorded provisions may be necessary from time to time.

Stock Based Compensation

     We account for our stock options and equity awards in accordance with the provisions of Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" and have elected to follow the "disclosure only" alternative prescribed by the Financial Accounting Standards Board's Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" (Statement 123). We account for stock options issued to non-employees in accordance with the provisions of Statement 123 and Emerging Issues Task Force 96-18.

Foreign Currency Translation

     The functional currency for foreign subsidiaries is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated at the year-end exchange rate. Inventory, property and equipment and non-monetary assets and liabilities denominated in foreign currencies are translated at historical rates. Adjustments resulting from these translations are included in the results of operations and have been immaterial. We do not enter into foreign currency forward exchange contracts.

Reporting Comprehensive Income (Loss)

     We follow the Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income (loss). Comprehensive loss materially approximated net loss for all periods presented.

Net Loss Per Share

     Basic net loss per share is computed based on the weighted average number of shares of our common stock. Diluted net loss per share is computed based on the weighted average number of shares of our common stock and common equivalent shares (stock options and warrants to purchase common stock) if dilutive. Basic and diluted net loss per share are equivalent for all periods presented due to our net loss in all periods.

     Options to purchase 3.5 million shares of common stock and warrants to purchase 2.1 million shares of common stock were outstanding as of December 31, 1999, but would not be included in the computation of diluted net loss per share as their impact would be anti-dilutive.

Segment Information

     Effective January 1, 1998, we adopted the Statement of Financial
Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 had no significant effect on results of operations or our financial position.

Income Taxes

     We recognize income taxes under the liability method. Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on the deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement
133), which is required to be adopted in the first quarter of the year ending December 31, 2001. Management does not anticipate that the adoption of Statement 133 will have a significant effect on results of operations or our financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No.101 (SAB 101). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We believe that our current revenue recognition principles comply with SAB 101.

2.   Advertising Costs

     Advertising expenses were $126,000, $148,400, and $585,300 in 1999, 1998 and 1997, respectively. We expense advertising costs as incurred.

3.   Inventories

     Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market value. As shown below, the decrease in the inventory balance at December 31, 1999, compared to December 31, 1998, was due primarily to the outsourcing of manufacturing of our disposable catheters in early 1999.

                                            December 31,
                                          1999      1998
                                         ------    ------
                                          (in thousands)
Raw materials..........................  $  147    $  404
Work in process........................      39       261
Finished goods.........................     229       563
                                         ------    ------
                                         $  415    $1,228
                                         ======    ======

4.   Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful life of the respective assets, which range from two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life or the remaining life of the lease. In accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," we identify and record impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such events have occurred with respect to our long-lived assets, which consist primarily of generators, machinery, computer equipment, furniture and leasehold improvements.

Property and equipment consists of the following:

                                                                December 31,
                                                           --------------------
                                                             1999         1998
                                                           -------      -------
                                                               (in thousands)
Furniture and fixtures.........................            $   465      $   464
Machinery and equipment........................              3,575        3,624
Computer equipment and software................              1,219        1,250
Leasehold improvements.........................              1,044        1,044
Generators, scopes and handles..... ...........              1,888            -
                                                           -------     --------
                                                             8,191        6,382
Less accumulated depreciation and
Amortization...................................             (6,174)      (4,585)
                                                           -------      -------
                                                           $ 2,017      $ 1,797
                                                           =======      =======

     Property and equipment in 1999 includes the generators and associated scopes and handles used in the fee-per-use program and for sales demonstration and service loaner repair purposes.

5.   Business Risks and Credit Concentration

     We sell our products to hospitals and urologists in the United States and to distributors elsewhere in the Americas, Europe and the Pacific Rim. We perform ongoing credit evaluations of our customers and generally do not require collateral. We do not have a concentration of credit or operating risk in any one customer or any one geographic region within or outside the United States.

     During the third quarter of 1998, we recorded a sales reserve of $2.7 million. The $2.7 million reserve was recorded as a reduction in product sales and an increase in the allowance for doubtful accounts. The affected sales were recorded primarily during the first and second quarters of 1998 as products were sold. At the time the sales were made, Medicare was on record that it would provide reimbursement for TUNA Procedures performed in office settings and at ambulatory surgery centers. In August 1998, Medicare announced that due to its internal year 2000 issues, it would not begin reimbursement for in-office or ambulatory surgery center treatments before mid-2000, and that reimbursement would be phased in over a three-year period. At the time we first recorded the sales, we reasonably expected to receive payment from our customers and no future performance obligations existed. It was not until the Medicare reimbursement policy changed in August 1998 that we re-evaluated our sales reserve and that the additional reserve was recorded.

     For the years ended December 31, 1999 and 1997, no customer represented more than 10% of our net revenues. For the year ended December 31, 1998, Century Medical, Inc. represented 50% of our net revenues. Century Medical was our exclusive distributor in Japan until February 2000, when the distributorship was transferred to MC Medical, a subsidiary of Mitsubishi Corporation.

     As of December 1999, we had a prepaid materials balance of $39,000 with Telo Electronics, Inc., the manufacturer of the VidaMed Generator. We had $685,000 and $762,000 in purchases from Telo Electronics, Inc. in the years ended December 31, 1999 and 1998, respectively.

     The VidaMed TUNA System, the only product line we sell, consists of a radio frequency generator, a reusable handle, a disposable cartridge and an optical telescope. If a material problem develops with any one or more of those components, our revenues would likely suffer because we do not have other products to rely on.

     Furthermore, we outsource the manufacture of the disposable cartridge and most other components of the TUNA System, and we rely on contract manufacturers to supply our components in sufficient quantities, in compliance with regulatory requirements and at an acceptable cost. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, product recalls, quality control and assurance, component supply and lack of qualified personnel. If any of our manufacturers experience any production problems, we may not be able to locate an alternate manufacturer promptly. Delays in production could adversely affect the success of our fee-per-use program and our future revenues.

6.   Financial Instruments

     We consider all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents. We invest our excess cash in deposits with banks. Short-term investments consist of commercial paper and government securities with remaining maturities at the date of purchase of greater than 90 days and less than one year. By policy, we limit similar types of investments and diversify investing activities utilizing several investment agencies.

     We account for marketable investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement 115). Under Statement 115, management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value at quoted market prices. Unrealized gains and losses are reported as a separate component of accumulated other comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income or interest expense, respectively. The cost of securities sold is based on the specific identification method. Interest earned on securities classified as available-for-sale is included in interest income.

     As of December 31, 1999 and 1998, we had U. S. government securities and commercial paper available for sale at a fair market value of approximately $2,297,000 and $8,383,000, respectively, with no gross unrealized gains or losses. As of December 31, 1999 and 1998, all available-for-sale securities are recorded as cash equivalents as the maturities of the investments at the date of purchase are less than 90 days. For the years ended December 31, 1999, 1998 and 1997, gross realized gains and losses on sales were immaterial.

     The fair market value of the long-term debt approximates its carrying value based on an assessment of maturity, the variable interest rates and the incremental borrowing rate for similar debt.

7.   Long-Term Debt and Notes Payable

     In October 1998, we finalized a $5.5 million debt facility with Transamerica Technology Finance, a division of Transamerica Corporation. The facility is secured by our assets and consists of a revolving accounts receivable-based credit line of up to $3 million and a $2.5 million equipment term loan. The term loan was funded in full as of December 31, 1998, at an interest rate of 12% per year. Repayment of that loan is amortized over a three-year period, with the first monthly payment having been made in December 1998 and continuing monthly thereafter.

     As of December 31, 1999, we borrowed approximately $500,000 against the revolving accounts receivable-based line at a rate of 10.50% per year. The revolving credit line has a minimum interest payment of $96,000 per year. In conjunction with the initial financing, Transamerica received a 5-year warrant to purchase 55,000 shares of our common stock at a price of $0.89 per share.

     On October 26, 1999, we entered into an Amendment and Waiver Agreement with Transamerica. Under that agreement, Transamerica waived an event of default under our Loan and Security Agreement. The event of default resulted from the inclusion of a going concern uncertainty paragraph in an updated opinion from our independent auditors with respect to our fiscal 1998 financial statements. In consideration for the waiver, we paid Transamerica a $10,000 fee and issued it a warrant to acquire 20,000 shares of our common stock for a purchase price of $0.89 per share. The warrant has a term of five years.

     In January 2000, we renewed our debt facility with Transamerica and in consideration of this renewal paid a $15,000 fee and issued Transamerica a warrant to acquire an additional 77,320 shares of our common stock for a purchase price of $1.94 per share. The warrant has a term of 5 years.

     Future principal payments for notes payable at December 31, 1999 consist of $1,394,000 and $1,030,000 due in the years ending December 31, 2000, and 2001, respectively.

8.   Commitments and Contingencies

Lease Agreement

     We moved in July 1997 to a 35,000 square-foot facility in Fremont, California. The future minimum lease payments under a non-cancelable operating lease as of December 31, 1999 are as follows:

Fiscal year ending December 31    (in thousands)
--------------------------------  --------------
2000............................         $  421
2001............................            433
2002............................            183
                                         ------
Total minimum lease payments....         $1,037
                                         ======

Rent expense for the years ended December 31, 1999, 1998 and 1997 was $513,000, $537,000, and $433,000, respectively.

Manufacturing Agreement

     In January 1999, we signed a manufacturing agreement with Zeiss Humphrey Systems, a local medical device manufacturer, to produce the VidaMed PROVu disposable cartridge. The contract runs through the year 2001 and calls for VidaMed to purchase a minimum of 10,000 units over the three-year period. If VidaMed terminates this agreement prior to expiration or fails to make the minimum purchases thereunder, we would have to pay at least $200,000, but no more than $750,000 to the manufacturer. As of December 31, 1999 we had purchased an aggregate of 2,964 disposable cartridges from Zeiss Humphrey Systems.

9.   Stockholders' Equity

Common Stock & Warrants

     In 1994 and 1995 in connection with certain credit and lease facilities, all of which have been repaid, we issued warrants to purchase an aggregate of 119,000 shares of our common stock at prices ranging from $3.00 to $12.83 per share. The warrants expire at various times from 2000 through 2004. As of December 31, 1999, no warrants have been exercised.

     In February 1997, we entered into an equity financing agreement with a European investment bank that provided us with the option to sell to such investment bank up to $10,000,000 of VidaMed common stock. Under this arrangement, the common stock was priced at a 10% discount to the current market price at the time of sale, subject to adjustment. As of December 31, 1997 we had issued 1,570,000 shares of common stock under the arrangement, resulting in approximately $10,000,000 of proceeds. Under this arrangement, we issued to the investment bank warrants to purchase common stock, which after being adjusted according to their terms as a result of subsequent financing transactions through December 31, 1999, has resulted in the issuance of warrants to purchase a total of 201,000 common shares of stock. These warrants range in exercise price from $5.55 to $8.51 per share, and expire at various times in 2000. As of December 31, 1999, no warrants have been exercised.

     In September 1997, we completed a private placement with certain investors. In this transaction, we issued 2,600,000 shares of common stock at a purchase price of $4.75 per share resulting in net proceeds of $11,700,000. In connection with this financing, we issued warrants to purchase an aggregate of 629,000 shares of common stock, which after being adjusted as a result of a subsequent financing transaction, are priced at $4.00 per share and expire in September 2000. As of December 31, 1999, no warrants had been exercised.

     In May 1998, we completed a sale of publicly registered common stock with certain investors, officers and directors. In this transaction, we issued 4,340,004 shares of common stock at a purchase price of $4.00 per share resulting in net proceeds of $16,717,000. In connection with this financing, we issued to the investors three-year warrants to purchase an aggregate of 1,100,000 shares of common stock, which after being adjusted as a result of a subsequent financing transaction, are priced at $2.713 per share and expire in May 2001. As of December 31, 1999, no warrants had been exercised.

     In February 1999, we completed a sale of common stock to the principals of one of our key vendors. In this transaction, we issued 368,596 shares of common stock at a purchase price of $2.713 per share resulting in net proceeds $1,000,000. No warrants were issued in this financing transaction.

     In 1998 and 1999 in connection with a debt facility arranged with Transamerica Technology Finance, which is still outstanding (see Note 7), we issued 5-year warrants to purchase a total of 75,000 shares of common stock at a purchase price of $0.89 per share. As of December 31, 1999, no warrants had been exercised.

     In October and November 1999, we sold 2.25 million shares of common stock at a price of $2.00 per share in a private placement, which resulted in net proceeds to us of approximately $4,300,000. No warrants were issued in this financing transaction.

     As of December 31, 1999, we have reserved a total of 2,124,000 shares of common stock for issuance upon the conversion of outstanding warrants.

     Warrants issued in connection with equity and debt arrangements are valued using the Black-Scholes option valuation model. Warrants issued to underwriters and similar parties in connection with equity financings are accounted for as stock issuance costs with an equal amount recorded as additional paid-in capital. Warrants issued to purchasers of our equity securities are not specifically accounted for as their value is a sub-component of additional paid-in capital. The fair value of warrants issued in connection with debt arrangements, if material, is accounted for as a debt discount and amortized as additional interest expense over the term of the related debt.

Notes Receivable from Stockholders

     Interest on notes receivable from stockholders accrues at rates ranging from 6.73% to 7.96% per annum. Principal and interest payments are due at various times after December 1999.

Stock Options

     We have elected to follow APB 25 and related Interpretations in accounting for our employee stock options and employee stock purchase plan because, as discussed below, the alternative fair value accounting provided for under Statement No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     In July 1992, the board of directors adopted the 1992 Stock Plan (the "Plan"). As amended during 1998, we have reserved 4,300,000 shares of common stock for issuance upon exercise of options granted under the Plan.

     The Plan provides for both incentive and nonqualified stock options to be granted to employees and consultants. The Plan provides that incentive stock options will be granted at an exercise price of no less than the fair market value of our common stock on the date of the grant, and for non-qualified stock options the exercise price is determined by the board of directors. If, at the time we grant an option, the optionee owns more than 10% of the total combined voting power of all the classes of stock of the Company, the option price shall be at least 110% of the fair value and the option shall not be exercisable for more than five years after the date of grant. The options become exercisable over periods determined by the board of directors, which is currently four years. Options expire no more than ten years after the date of grant, or earlier if employment terminates.

     In the year ended December 31, 1997, the board of directors voted on and approved two stock option repricings. We repriced options as an incentive plan in order to retain key employees. All employees were offered the repriced value for options in exchange for a six to twelve-month lock up of option exercising rights. The first repricing occurred in May 1997 and revalued the option price at $6.875 for all current employees excluding outside board members. We did not record any compensation expense under APB 25 resulting from this repricing as the exercise price of $6.875 per share equaled the fair market value of the common stock at the date of the board of directors vote, and the fair market value of our common stock further declined from the time the repricing was approved to the time employees agreed to the new terms of the repriced options. The second repricing occurred in September 1997 and revalued the option price at
$4.813 for all current employees excluding outside board members.   We did not
record any compensation expense under APB 25 resulting from this repricing as the exercise price of $4.813 per share equaled the fair market value of the common stock at the date of the board of directors vote, and compensation which resulted from an increase in the fair market value of our common stock from the time the repricing was approved to the time employees agreed to the new terms of the repriced options was immaterial.

     In April 1995, the stockholders approved the 1995 Director Option Plan (Director Plan). A total of 200,000 shares of common stock have been authorized for the issuance. Each non-employee director automatically is granted a non-qualified option to purchase 20,000 shares of common stock upon joining the board, of which 50% vests immediately and 50% vests within one year. Each non-employee director also receives an automatic grant to purchase 5,000 shares of common stock, immediately vested, on the first business day of each fiscal year. The exercise price of stock grants under the Director Plan must be at least equal to 100% of the fair market price of the common stock on the date of the grant.

     In December 1998, the board of directors adopted the 1999 Non-statutory Stock Option Plan (the "99 Plan"). A total of 950,000 shares of common stock have been authorized for issuance. The 99 Plan provides for non-qualified stock options and stock rights to be granted to employees and consultants (Service Providers), with the specific exclusion of officers and directors of the Company. The 99 Plan is administered by the board of directors. The board determines the fair market value of the common stock, selects the Service Providers to whom options and stock rights may be granted, and determines the extent to which options and stock rights are granted and the number of shares of common stock to be covered by the option and stock rights granted. The 99 Plan is effective for 10 years, unless sooner terminated by its terms.

Activity under the Plans is summarized below:

                                                                          Options Outstanding
                                                 Shares          -------------------------------------        Weighted Avg.
                                              Available              Number               Weighted Avg.        Fair Value
                                              of Shares              Shares              Exercise Price        Grant Date
                                    -------------------------------------------------------------------------------------------
Balance at December 31, 1996                    797,592            1,466,547                       $7.02                      -
Shares authorized                               366,666                    -                           -                      -
   Options granted                           (1,674,883)           1,674,883                       $5.08                  $3.93
   Options exercised                                  -              (94,994)                      $2.61                      -
   Options canceled                           1,165,276           (1,165,276)                      $8.78                      -
                                    ----------------------------------------
Balance at December 31, 1997                    654,651            1,881,160                       $4.42                      -

Shares authorized                             1,200,000                    -                           -                      -
   Options granted                           (1,957,830)           1,957,830                       $2.69                  $4.17
   Options exercised                                  -              (36,386)                      $2.29                      -
   Options canceled                             277,723             (277,723)                      $4.57                      -
                                    ----------------------------------------
Balance at December 31, 1998                    174,544            3,524,881                       $3.50                      -

Shares authorized                                                    950,000                           -
   Options granted                           (1,285,289)           1,285,289                       $1.68                  $1.18
   Options exercised                                  -             (214,882)                      $2.09                      -
   Options canceled                           1,046,707           (1,046,707)                      $4.30                      -
                                    ----------------------------------------
Balance at December 31, 1999                    885,332            3,548,581                       $3.65                      -
                                    ========================================

Exercise prices for options outstanding as of December 31, 1999 ranged from $0.188 to $10.25 based on the following price ranges. The weighted-average remaining contractual life of those options is 7.70 years.

                                                                       Weighted              Number
                             Number               Weighted              Average           Exercisable        Weighted
     Range of              Outstanding            Average             Contractual            as of           Average
  Exercise Price         as of 12/31/99        Exercise Price            Life              12/31/99       Exercise Price
--------------------------------------------------------------------------------------------------------------------------
$0.1880 -  $0.7810           694,222                0.77                 8.64           248,544                0.75
$1.2825 -  $2.0000           709,922                1.84                 9.39            40,672                1.47
$2.0630 -  $2.8750           536,964                2.32                 7.97           172,658                2.68
$3.2500 -  $4.5000           850,813                3.98                 8.13           535,880                3.96
$4.5313 - $10.2500           756,660                4.91                 6.49           626,593                4.94
                         -----------                                                -----------
                           3,548,581                                                  1,624,347
                         ===========                                                ===========

     In April 1995, the stockholders approved the 1995 Employee Stock Purchase Plan (the "Purchase Plan"). As amended in 1999, a total of 600,000 shares of common stock have been authorized for issuance. As of December 31, 1999, 269,000 shares have been issued under the Purchase Plan. Under the Purchase Plan participating employees may contribute up to 15% of their salary to purchase shares of the Company's common stock. The purchase price is equal to 85% of the fair market value of the common stock on the first day of the offering period or on last day of the purchase period, whichever is lower.

     Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.33%, 4.74%, and 6.00%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of 1.0, 0.897 and 0.924; and a weighted-average expected life of the options of 3.0 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows (in thousands, except per share amounts):

                               1999        1998       1997
                             ---------  ---------  ---------
Pro forma net loss            ($14,254)  ($22,223)  ($19,950)
                             =========  =========  =========
Pro forma loss per share        ($0.69)    ($1.23)    ($1.56)
                             =========  =========  =========

     We recorded deferred compensation for the difference between the grant price and the deemed fair value of our common stock, as determined by the board of directors, for certain options granted in the twelve-month period prior to our initial public offering. This deferred compensation totaled $436,000, and was amortized over the vesting period of the options through 1998. Amortization of deferred compensation of $26,000 and $97,000 was recorded in the years ended December 31, 1998 and 1997, respectively.

10.  Income Taxes

     We account for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

     As of December 31, 1999, we had Federal and California net operating loss carry forwards of approximately $64,900,000 and $22,300,000, respectively. Additionally, we had foreign net operating loss carry forwards of approximately $21,400,000. The Federal net operating loss carry forwards will expire at various dates beginning in 2007 through 2019 if not utilized. The California net operating losses will expire at various dates beginning in 2000 through 2004 if not utilized.

     Utilization of the net operating losses may be subject to an annual limitation due to the ownership change rules provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating losses before utilization.

Significant components of our deferred tax assets are as follows (in thousands):

                                                                         December 31,
                                                                     --------------------
                                                                        1999       1998
                                                                     ---------   --------
Deferred tax assets:
U.S. Net operating loss carry forwards                               $  23,400     20,100
Foreign net operating losses                                             7,000      6,400
Research credit (expires in 2007 through 2012)                           1,200      1,000
Capitalized research and development for California purposes             1,400      1,300
Other                                                                    2,300      2,300
                                                                     ---------   --------
Total deferred tax assets                                               35,300     31,100
Valuation allowance for deferred tax assets                            (35,300)   (31,100)
                                                                     ---------   --------
Net deferred tax assets                                              $       -   $
                                                                     =========   ========

During the years ended December 31, 1998 and 1997, the valuation allowance for deferred tax assets increased by $6,400,000 and $6,200,000, respectively, due to our continuing operating losses.

11.  Geographic Segment Data

     Our business activities include the design, development, marketing and sales of devices for urology applications and have been organized into one operating segment. Our domestic operations primarily consist of product development, sales and marketing. Our foreign operations consist of subsidiaries in the United Kingdom and Australia. Our subsidiary in the U.K. was established in 1993 and was engaged in product development, manufacturing, sales and marketing and product distribution worldwide. The shutdown of the U.K. facility in November 1997 has left the U.K. with operations related only to sales and marketing. The Australian subsidiary was established in 1994 and operates as a sales and marketing office for the Asia Pacific region.

Information regarding geographic areas is as follows (in thousands):

                    1999                    1998                   1997
           Revenue*     Long lived  Revenue*   Long lived  Revenue*   Long lived
                          assets                 assets                 assets
U.S.        $4,006        $2,010    $ (119)      $1,774    $7,889       $2,619
Europe      $  930        $    3    $  304       $    7    $1,033       $    1
Asia        $  969        $    4    $  843       $   16    $  906       $   27
            ------        ------    ------       ------    ------       ------
Total       $5,905        $2,017    $1,028       $1,797    $9,828       $2,647
            ------        ------    ------       ------    ------       ------

*Revenue is attributed to geographic areas based on the location of the customers.

12.  Restructuring Accrual

     In September 1997, we announced a restructuring program designed to reduce costs and improve operating efficiencies by closing our U.K. manufacturing facility. The charge in 1997 was $2.1 million recorded in cost of products sold.

The elements of the total charge as of December 31, 1999 are as follows (in thousands):

                                      Representing
                         --------------------------------------
                                                 Cash Outlays
                                              -----------------
                           Total               Asset
                         Charges  Write-down  Completed  Future
Fixed assets                $  390      $390  $       -  $    -
Facility shut down           1,305         -      1,305       -
Grant Repayment                405         -        259     146
                            ------  --------  ---------  ------
Total Special Charges       $2,100      $390     $1,564    $146
                            ------  --------  ---------  ------

13.  Subsequent Events

     In January 2000, we announced that we had raised a net $11.2 million in a private equity placement, including $9.2 million from Medtronic and $2.0 million from existing stockholders, and ($0.1) million issuance costs. The terms of the financing were 6.46 million shares sold at a price of $1.73 per share, which represented a premium to the average closing price for the five days proceeding the sale. Each investor, including Medtronic, also received a warrant to acquire up to 30% of the number of shares of common stock the investor purchased, or a total of 1.938 million shares. Each warrant is for a term of 5 years with an exercise price of $1.80 per share.

     In January 2000, we renewed our debt facility arrangement with Transamerica and in consideration of this renewal paid a fee of $15,000 and issued a warrant to acquire an additional 77,320 shares of common stock for a purchase price of $1.94 per share. The warrant has a term of 5 years.

14.  Subsequent Events (Unaudited)

     In February 2000, we announced a distribution agreement with MC Medical, a subsidiary of Mitsubishi Corporation, a leading company in marketing and distributing advanced medical technologies throughout Japan, providing exclusive Japanese distribution rights of VidaMed's TUNA System. MC Medical also purchased 106,648 shares of common stock at a purchase price of $2.81 for a total equity investment of $300,000. MC Medical replaced Century Medical as our distributor in Japan.

     In February 2000, we entered into a sublease agreement contract with a third party to sublet 11,400 square feet of our Fremont, California, facility. The sublease rent commitment for years 2000, 2001 and 2002 is $133,000, $182,000 and $78,000, respectively.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders VidaMed, Inc.

     We have audited the accompanying consolidated balance sheets of VidaMed, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly and in all material respects, the consolidated financial position of VidaMed, Inc. at December 31, 1999 and 1998, and the consolidated result of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                             /s/ Ernst & Young LLP


Palo Alto, California
January 31, 2000

Schedule II - Valuation and Qualifying Accounts

                                            Allowance for Doubtful Accounts (in thousands)
                              Charged to           Charged to                                      Balance at
                        Balance at Beginning       costs and        Other                            End of
Description                   of Period             Expenses       Accounts       Deductions         Period
----------------------------------------------------------------------------------------------------------------
Balance 12/31/97                 168                  891             0               0              1,059
Balance 12/31/98               1,059                3,359*            0            (878)             3,540
Balance 12/31/99               3,540                   48             0           2,473              1,115

* The $3.4 million increase in the allowance account for 1998 includes the $2.7 million sales reserve discussed in Note 5 of the Notes to Consolidated Financial Statements under the caption "Business Risks and Credit
Concentration."

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 VIDAMED, INC.


                                 By   /s/ John F. Howe
                                    ---------------------------------------
                                     John F. Howe
                                     VP Finance &
                                     Chief Financial Officer
March 28, 2000


                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Randy D. Lindholm and John F. Howe as his or her attorneys-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Report.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signatures                     Title                                              Date
        ----------                     -----                                              ----
  /s/ Randy D. Lindholm            Chairman, President and Chief                         March 20, 2000
-----------------------------      Executive Officer
     (Randy D. Lindholm)           (Principal Executive Officer)


   /s/ John F. Howe                Vice President, Finance and Chief                     March 20, 2000
-----------------------------      Financial Officer
      (John F. Howe)               (Principal Financial & Accounting Officer)


  /s/ Michael D. Ellwein           Director                                              March 20, 2000
-----------------------------
     (Michael D. Ellwein)


    /s/ Robert J. Erra             Director                                              March 20, 2000
-----------------------------
       (Robert J. Erra)


  /s/ Elizabeth H. Davila          Director                                              March 20, 2000
-----------------------------
     (Elizabeth H. Davila)


    /s/ Paulita LaPlante           Director                                              March 20, 2000
-----------------------------
       (Paulita LaPlante)


    /s/ Kurt C. Wheeler            Director                                              March 20, 2000
-----------------------------
       (Kurt C. Wheeler)


                             INDEX TO EXHIBITS


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

 4.4 (1)                     Warrant Purchase Agreement, dated June 30, 1994, between the Company and LINC Capital Management
                             Services, Ltd. And Warrant to Purchase Shares of Series D Preferred Stock, dated June 30,1994, issued to LINC Capital Management Services, Ltd.

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

 4.7 (3)                     Investment Agreement, dated as of February 4, 1997, between the Company and MeesPierson Clearing
                             Services B.V., including Form of Pricing attached thereto Confirmation, Form of Warrant and Form of
                             Opinion attached thereto as Exhibit A, Exhibit B and Exhibit C, respectively.

 4.8 (4)                     Purchase Agreement, dated as of September 22, 1997, among the Company and certain purchasers named therein, including Schedule of Investors, Form of Common Stock and Form of Opinion attached thereto as
                             Exhibit A, Exhibit B and Exhibit C, respectively.

 4.9 (5)                     Purchase Agreement, dated as of October 26, 1999, among the Company and certain purchasers named therein, including Schedule of Investors, Form of Common Stock Purchase Warrant and Form of Opinion
                             attached thereto as Exhibit A, Exhibit B and Exhibit C, respectively.

 4.10 (6)                    Purchase Agreement, dated as of January 4, 2000, among the Company and certain purchasers named therein, including Schedule of Investors, Form of Common Stock Purchase Warrant and Form of Opinion
                             attached thereto as Exhibit A, Exhibit B and Exhibit C, respectively.

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

10.14 (1)                    Loan and Security Agreement dated April 20, 1995 between the Company and Venture Lending and Leasing,
                             Inc. and related letter agreement.

10.15 (6)                    Operating Lease dated April 3, 1997, between the Company and Hopkins Brothers.

10.16 (6)                    Loan and Security Agreement, dated January 13, 1998, between the Company and Silicon Valley Bank.

10.17 (8)                    Loan and Security Agreement, dated October 20, 1998, between the Company and Transamerica Business
                             Credit Corporation.

10.18 (8)                    Manufacturing Agreement, dated January 5, 1999, between the Company and Humphrey Systems.

10.19                        Employment Agreement, dated June 22, 1999, between the Company and Randy D. Lindholm.

10.20                        Employment Agreement, dated August 20, 1999, between the Company and John F. Howe.

10.21                        Severance Agreement, dated August 31, 1999, between the Company and David J. Illingworth.

10.22                        Transition Agreement and Mutual Release, dated September 9, 1999, between the Company and
                             Richard D. Brounstein.

10.23                        Amendment and Waiver Agreement dated October 26, 1999, between the Company and Transamerica Business
                             Credit Corporation.

21.1 (1)                     Subsidiaries of the Registrant.

23.1                         Consent of Ernst & Young LLP, Independent Auditors.

24.1 (7)                     Power of Attorney.

27.1                         Financial Data Schedule.

________________________________

Exhibit Footnotes:

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-90746) and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 31, 1997 and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Current Report on form 8-K filed with the Securities and Exchange Commission on March 14, 1997 and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 1997 and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 33-80619) and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.

(7) Included on the signature page of the original Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

(8) Filed as an exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 1998.