Form 10-Q
period 2000-03-31
VIDAMED INC
filed 2000-05-15
CIK 929900

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________


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

[X]  Yes       [_]  No

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 30,090,833 as of March 31, 2000.

                                 VIDAMED, INC.

                                     INDEX

                                                                                     Page
PART I.   FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements - unaudited

               Condensed consolidated balance sheets - March 31, 2000
                    and December 31, 1999                                             3

               Condensed consolidated statements of operations - three months
                    ended March 31, 2000 and 1999.                                    4

               Condensed consolidated statements of cash flows - three months
                    ended March 31, 2000 and 1999                                     5

               Notes to condensed consolidated financial statements                   6

Item 2.        Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                           8

Item 3         Quantitative and Qualitative Disclosure About Market Risk             12

PART II.  OTHER INFORMATION

Item 5.        Other Information                                                     13

Item 6.        Exhibits and reports on Form 8-K                                      13

               Signatures                                                            14

Financial Data Schedule                                                              15

Exhibit Index                                                                        16

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 VidaMed, Inc.
                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                                     March 31, 2000         December 31,1999
                                                                  -------------------    ----------------------
                                                                        (Unaudited)               (*)
    Assets
    Current Assets:
         Cash and cash equivalents                                     $        12,173      $        2,748
         Accounts receivable                                                     1,753               1,443
         Inventories                                                               349                 415
         Other current assets                                                      390                 531
                                                                       ---------------      ---------------
                     Total current assets                              $        14,665      $        5,137


         Property and equipment, net                                             2,426               2,017
         Other assets, net                                                         101                 166
                                                                       ---------------      ---------------
                     Total assets                                      $        17,192      $        7,320
                                                                       ===============      ===============


    Liabilities and stockholders' equity
    Current liabilities:
         Accounts payable                                              $           568      $          461
         Accrued liabilities                                                     1,973               2,558
         Deferred revenue                                                          339                 272
         Notes payable, current portion                                          1,390               1,394
                                                                       ---------------      ---------------
                     Total current liabilities                         $         4,270      $        4,685

         Notes payable, long-term portion                                          829               1,030

    Stockholders' equity:
        Capital stock                                                          114,351             101,725
        Accumulated deficit                                                   (102,258)           (100,120)
                                                                       ---------------      ---------------
                     Total stockholders' equity                                 12,093               1,605
                                                                       ---------------      ---------------
                     Total liabilities and stockholder's equity        $        17,192      $        7,320
                                                                       ===============      ===============

  *The Balance Sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                                 VidaMed, Inc
                Condensed Consolidated Statement of Operations
              (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31
                                                                             2000              1999
                                                                       ----------------  ----------------
                   Revenues                                               $      2,524      $      1,037

                   Cost of Product Sold                                            767               833
                                                                       ----------------  ----------------
                   Gross Profit                                                  1,757               204


                   Operating Expenses:
                          Research and Development                                 783               814
                          Selling, General and Administrative                    3,265             2,504
                                                                       ----------------  ----------------
                          Total Operating Expenses                               4,048             3,318

                                                                       ----------------  ----------------
                   Loss from Operations                                         (2,291)           (3,114)

                   Other income (expense), net                                     153               (42)
                                                                       ----------------  ----------------
                   Net loss                                               $     (2,138)     $     (3,156)
                                                                       ================  ================

                   Basic and diluted net loss per share                   $      (0.07)     $      (0.16)
                                                                       ================  ================
                   Shares used in computing basic and
                   diluted net loss per share                               28,936,000        20,313,000
                                                                       ================  ================


                            See accompanying notes

                                 VidaMed, Inc.
                Condensed Consolidated Statement of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31
                                                                                 2000                 1999
                                                                          -------------------  --------------------
Cash flows from operating activities:
 Net loss                                                                 $      (2,138)          $        (3,156)
 Adjustments to reconcile net loss to net cash
    used in operating activities:
           Depreciation and amortization
           Changes in current assets and liabilities:                               380                       313
              Accounts receivable                                                  (310)                     (271)
              Inventory                                                              66                       208
              Other current assets                                                  141                        66
              Other assets                                                           65                        (2)
              Accounts payable                                                      107                       (83)
              Accrued liabilities                                                  (379)                       77
              Deferred revenue                                                       67                         2
                                                                         --------------           ---------------
Net cash used in operating activities                                            (2,001)                   (2,846)
                                                                         --------------           ---------------

Cash flows from investing activities:
 Expenditures for property and equipment                                           (789)                      (58)
                                                                         --------------           ---------------
 Net cash used in investing activities                                             (789)                      (58)
                                                                         --------------           ---------------

Cash flows from financing activities:
 Principal payments under capital leases                                              -                       (22)
 Principal payments of notes payable                                               (205)                      (30)
 Net cash proceeds from issuance of common stock                                 12,420                     1,388
                                                                         --------------           ---------------
Net cash provided by financing activities                                        12,215                     1,336
                                                                         --------------           ---------------

Net increase (decrease) in cash and cash equivalents                              9,425                    (1,568)
Cash and equivalents at the beginning of the period                               2,748                     9,384
                                                                         --------------           ---------------
Cash and equivalents at the end of the period                             $      12,173           $         7,816
                                                                         ==============           ===============

Supplemental disclosure of cash flows information:
Cash paid for interest                                                    $         153           $            95
                                                                         ==============           ===============


                            See accompanying notes.

                                 VIDAMED, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2000
                                  (Unaudited)

1.   Basis of presentation

The accompanying unaudited condensed consolidated financial statements of VidaMed, Inc. (the "Company" or "VidaMed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2000, the statements of operations for the three months ended March 31, 2000 and 1999, and the statements of cash flows for the three months ended March 31, 2000 and 1999, are unaudited but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

Results for any interim period shown in this report are not necessarily indicative of results to be expected for any other interim period or for the entire year.

2.   Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock issued and outstanding during the periods presented. Diluted net loss per share is computed based on the weighted average number of shares of our common stock and common equivalent shares (stock options and warrants to purchase common stock) if dilutive. Because the Company has incurred losses from operations in each of the periods presented, there is no difference between basic and diluted net loss per share amounts. As of March 31, 2000, we had 30,090,833 issued and outstanding shares of common stock , with an additional 3,291,554 options outstanding under employee and director stock option plans, and an additional 3,945,563 warrants outstanding to purchase common stock. The options and warrants will be included in the calculation of net loss per share at such time as their effect is no longer anti-dilutive, as calculated using the treasury stock method.

3.   Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market value. Inventories at March 31, 2000 and December 31, 1999 consist of the following (in thousands):

                                   March 31,        December 31,
                                     2000              1999
                                   ---------        ------------
          Raw materials            $     129          $      147
          Work in process                 16                  39
          Finished goods                 204                 229
                                   ---------          ----------
                                   $     349          $      415
                                   =========          ==========

4.   Notes Payable

In October 1998, we finalized a $5.5 million debt facility with Transamerica Technology Finance, a division of Transamerica Corporation. The facility is secured by our assets and consists of a revolving accounts receivable-based credit line of up to $3 million and a $2.5 million equipment term loan. The term loan was funded in full as of December 31, 1998, at an interest rate of 12% per year. Repayment of that loan is amortized over a three-year period, with the first monthly payment having been made in December 1998 and continuing monthly thereafter. As of March 31, 2000, we had borrowed approximately $505,000 against the revolving accounts receivable-based line at a rate of 10.5% per year.

In January 2000, we renewed our debt facility arrangement with Transamerica and in consideration of this renewal paid a fee of $15,000 and issued a warrant to Transamerica to acquire an additional 77,320 shares of common stock for a purchase price of $1.94 per share. The warrant has a term of five years.

5.   Reporting Comprehensive Income (Loss)

We follow the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments, to be included in other comprehensive income (loss). During the three months ended March 31, 2000 and 1999, the total comprehensive loss was not materially different from the net loss.

6.   Common Stock

The increase in capital stock for the three months ended March 31, 2000, is due to the issuance of 7,129,221 additional shares. In January, we sold 5,300,000 shares of common stock to Medtronic and 1,160,000 to existing shareholders. The purchase price per share of common stock was $1.73, which represented a premium to the average closing price for the five days preceding the sale. The investors, including Medtronic, received warrants to purchase 1,938,000 shares of common stock at an exercise price of $1.80 per share. The warrants have a term of five years. In February 2000,we sold 106,648 shares of common stock to MC Medical, Inc. at a per share price of $2.81, which was the average purchase price five days preceding the sale. We issued 78,272 shares of common stock on the exercise of outstanding warrants, 42,334 shares of common stock in employment-related settlements and 441,967 shares of common stock under employee stock option and purchase plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion and analysis of VidaMed's consolidated financial condition and results of operations for the three months ended March 31, 2000 and 1999. We also discuss certain factors that may affect our prospective financial condition and results of operations. This section should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes in Item 1 of this report and the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which has been filed with the Securities and Exchange Commission and is available from the Company at no charge.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995

This report contains, in addition to historical information, forward-looking statements that are based on current expectations and beliefs but involve a number of risks and uncertainties that could cause actual results to differ materially form those anticipated in the forward-looking statements. Some of the factors that could cause actual results to differ are discussed below in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the "Risk Factors" discussion that follows. You should also refer to the risk factors described in our annual report on Form 10-K for the year ended December 31, 1999, which has been filed with the Securities and Exchange Commission and is available from VidaMed at no charge. The forward-looking statements included in this report are made only as of the date hereof, and we undertake no obligation to publicly revise or update them to reflect subsequent events or circumstances.

Overview

Since its founding in 1992, VidaMed has been engaged in the design, development and marketing of urological systems, primarily focused on the treatment of the enlarged prostate or benign prostatic hyperplasia, commonly known as BPH. International sales of the patented TUNA System commenced in late 1993, and commercial sales began in the United States in late 1996, after we received FDA clearance. In 1997 the TUNA System was sold to office-based urology practices in the U.S., assuming that after receiving FDA clearance, third-party reimbursement, including Medicare, would be approved for those locations.

     In mid-1998, Medicare announced that approval of any new office-based or ambulatory surgery center procedures, would be delayed until at least mid-2000 due to Y2K compliance issues. As a result, Medicare reimbursement for the TUNA procedure was made available only for procedures performed in hospital-based settings, and required individual state-by-state approval.

     Starting in late 1998 and throughout 1999, we focused our sales and marketing efforts on obtaining the required individual state Medicare reimbursement approvals and implementing of a new U.S. hospital-based "fee-per-use" sales and marketing model. Under this model, an entire TUNA System is placed in a hospital at no charge to the hospital. Revenue is generated by selling a single-use component needed for each TUNA Procedure performed. Once the procedure is performed the single-use component is discarded and a new component must be purchased for the next procedure.

     As of March 31, 2000, 47 states have approved hospital-based Medicare reimbursement coverage for the TUNA procedure. Recently, the Health Care Finance Administration, which administers Medicare, proposed a new fixed rate or "prospective payment system" for hospital-based procedures, to be implemented on July 1, 2000, that may cause a reduction in our current fee-per-use pricing. The prospective payment system is expected to be easier to administer than the current "reasonable cost basis" Medicare reimbursement system. Although the full effect of the prospective payment system on our current pricing structure is unknown at this time, we believe that the simplified administration of Medicare reimbursement could accelerate our sales. We cannot predict, however, whether an accelerated sales cycle and any related increased revenues will offset any required price reductions.

     To achieve widespread acceptance of the TUNA Procedure, we believe that Medicare reimbursement will need to be available for in physician offices and in ambulatory surgery centers. If Medicare reimbursement coverage becomes available in those settings, we expect the number of procedures performed will increase. We do not, however, expect that Medicare reimbursement in those alternative sites will be approved until at least mid to late 2000, if at all. The failure to receive Medicare reimbursement coverage at adequate reimbursement rates for procedures performed in physician offices and ambulatory surgery centers, or a failure to continue to receive adequate Medicare reimbursement for procedures performed in hospitals, could have a material adverse effect on our future revenues and results of operations.

Results of Operations

Net revenue for the three months ended March 31, 2000 was $2,524,000, an increase of $1,487,000 or 143% from $1,037,000 in the same period in 1999. Net revenue in the first quarter of 2000 increased 17% from $2,156,000 in the three months ended December 31, 1999. The difference is due primarily to increasing acceptance of our fee-per-use program.

Cost of product sold for the three months ended March 31, 2000 was $767,000, a decrease of 8% or $66,000 from $833,000 for the three months ended March 31, 1999. Despite lower product sales in the first quarter of 1999 as compared to 2000, overall cost of product sold were higher in the first quarter of 1999 due to manufacturing expenditures incurred in transferring the manufacturing of our single-use catheters from our Fremont facility to Zeiss Humphrey Systems, our contract manufacturer.

Gross margin expressed as a percentage of sales in the three months ended March 31, 2000 was 70%, up from 20% for the three months ended March 31, 1999. This improvement in gross margin is primarily attributed to the introduction and acceptance of the fee-per-use program in early 1999. Gross margin for the three months ended March 31, 2000 and December 31,1999 were $1,757,000 and $1,391,000, respectively. This increase of $366,000 is primarily attributed to the increased volume in our U.S. based fee-per-use program.

Research and development (R & D) expenses included expenditures for regulatory compliance and clinical trials. Clinical trial costs consist largely of payments to clinical investigators, product for clinical trials, and costs associated with initiating and monitoring clinical trials. R&D expenses decreased 4% to $783,000 in the three months ended March 31, 2000, from $814,000 in the three months ended March 31, 1999. The decrease was primarily due to reduced clinical activity in 2000. R&D expenses for the first quarter of 2000 decreased $13,000 from $798,000 in the three months ended December 31,1999.

Selling, general and administrative (SG&A) expenses for the three months ended March 31, 2000 was $3,265,000, an increase of $761,000 or 30%, compared to expenditures of $2,504,000 in the in the same period in 1999. The difference is do to expansion of the sales and marketing departments to increase revenues from the fee-per-use program. SG&A expenses for the first quarter of 2000 increased $330,000 from $2,935,000 in the three months ended December 31, 1999. This is attributed to higher sales commissions, higher effective employer payroll tax rates and one-time charges to SG&A for outside consultants.

Other income/expense for the three months ended March 31, 2000, increased to $153,000 in net income compared to an expense for the comparable period in 1999 of $42,000. Other income is primarily composed of interest income and expense. Other income/expense in the three months ended December 31, 1999 was a net expense of $150,000. This change is a result of additional interest income realized in the first quarter of 2000.

History of Operating Losses

We have incurred significant operating losses since our inception in 1992 and, as of March 31,2000, had an accumulated deficit of approximately $102.2 million. We expect to continue to incur operating losses through the end of the year 2000 as we expend funds on sales and marketing activities, clinical trials in support of reimbursement approvals and research and development. Our future profitability depends on numerous factors, including:


     .  our success in promoting the fee-per-use program;

     .  our success in achieving market acceptance of the TUNA Procedure;

     . our success in obtaining and maintaining necessary regulatory clearances;

     . the extent to which Medicare and other healthcare payors approve reimbursement of the costs of TUNA Procedures performed in hospitals, doctors' offices and ambulatory surgery centers; and

     . the amount of reimbursement provided and the effects of the proposed "prospective payment system" on our future revenues


Liquidity and Capital Resources

     For the quarter ended March 31, 2000, our cash and cash equivalents increased by $9.4 million to $12.2 million, compared to $2.7 million at December 31, 1999. The increase is due primarily to $11.2 million received from the private placement of our common stock and warrants during the quarter, offset by operating expenses incurred in the normal course of business.

     While management believes that the proceeds of the equity financing in the first quarter, plus revenues from the fee-per-use program will be sufficient to fund operations at current levels through the end of fiscal 2000, additional financing may be required to fund operations at current levels in 2001. If required, management will pursue, and believes it can obtain, financing to fund operations at current levels in 2001. Additional financing may not be available, or if available, may not be on favorable terms.

     If additional financing is unavailable, management believes that it would be able to fund operations into fiscal 2001 by scaling back research and development, clinical trials, expansion into the office-based market and other areas of discretionary spending. Reductions in those areas could have a material adverse effect on our long-term opportunities to develop new and competitive products, obtain necessary governmental approvals of those products and develop additional markets for our products.

     We have a line of credit with Transamerica Technology Finance, a division of Transamerica Corporation. The facility is secured by our assets and consists of a revolving accounts receivable-based credit line of up to $3 million and a $2.5 million equipment term loan. The term loan was funded in full as of December 31, 1998, at an interest rate of 12% per year. Repayment of that loan is amortized over a three-year period, with the first monthly payment having been made in December 1998 and continuing monthly thereafter. We may be able to obtain additional debt financing from Transamerica, but we cannot give any assurance that we will be able to do so or that the terms of the financing would be favorable. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain of our technologies or products. Our failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operation.

     As of March 31, 2000, we had borrowed approximately $505,0000 against the Transamerica revolving accounts receivable-based line at a rate of 10.5% per year.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No.101 (SAB 101). SAB 101 summarizes certain areas of the views of the SEC staff in applying generally accepted accounting principles to revenue recognition in financial statements. We believe that our current revenue recognition principles comply with SAB 101.

RISK FACTORS

Our business, results of operations and financial condition are subject to the following risk factors in addition to those described above under "Results of Operations" and "Liquidity and Capital Resources" and in our annual report on Form 10-K for the year ended December 31, 1999.

Our Future Revenues Are Subject to Uncertainties Regarding Healthcare Reimbursement and Reform

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

   Our ability to commercialize the TUNA Procedure successfully will depend in part on the extent to which the users of our products obtain appropriate reimbursement for the cost of the TUNA Procedure. Third-party payors are increasingly challenging the prices charged for medical products and services. Also, legislative proposals to reform health care or reduce government insurance programs, coupled with the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which organizations could control or significantly influence the purchase of healthcare services and products, may all result in lower prices for or rejection of our products. The cost containment measures that healthcare payors and providers are instituting and the effect of health care reform could cause reductions in the amount of reimbursement available to users of our products, and could materially adversely affect our ability to operate profitably.

If Coverage Is Not Approved for Procedures Performed Outside of Hospitals, or if the Amount of Coverage Is Inadequate, We Will Not Be Able to Achieve Widespread Acceptance of the Tuna Procedure

To achieve widespread acceptance of the TUNA Therapy, we believe that reimbursement will need to be available for procedures performed outside of the hospital setting, in physician offices and ambulatory surgery centers. In addition, the amount of reimbursement for TUNA Procedures performed in those locations must be adequate. Medicare has not yet approved reimbursement for the costs of supplies, equipment and overhead outside of hospital settings. In 1998, Medicare announced that it would delay consideration of coverage in physician offices and ambulatory surgery centers while it reviewed its Y2K compliance issues. Medicare is now behind schedule in many areas, and we do not expect that coverage for procedures performed at these alternative sites will be approved until at least mid to late 2000. When and if reimbursement is approved, it most likely will be subject to a prospective payment system. Under this system, ambulatory surgery centers and physician offices will be allowed a flat rate of reimbursement for each TUNA Procedure performed, and will need to manage their costs of supplies, equipment and overhead to fit within the approved payment. The amount of reimbursement allowed for a TUNA Procedure under a prospective payment system has not been determined. As a result of these factors, we can give no assurance that procedures performed in physician offices and ambulatory surgery centers will generate significant revenue for us in the United States.

     If coverage becomes available for procedures performed in physician offices and ambulatory surgery centers, we expect that the number of procedures performed will increase. The amount of reimbursement could decrease, however, and is likely to decrease under the "prospective payment system" and the decrease could be substantial. We cannot predict whether the amount of reimbursement, when and if it is approved, will be deemed adequate by physicians and patients or whether our revenues from procedures performed outside of hospitals will be sufficient to cover our operating expenses.

We Offer One Product Line

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

We Rely on Contract Manufacturers for the Majority of Our Manufacturing Needs

We outsource the manufacture of the disposable cartridge and most other components of the TUNA System, and we rely on contract manufacturers to supply our components in sufficient quantities, in compliance with regulatory requirements and at an acceptable cost. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, product recalls, quality control and assurance, component supply and lack of qualified personnel. If any of our manufacturers experience production problems, we may not be able to locate an alternate manufacturer promptly. Delays in production could adversely affect the success of our fee-per-use program and our future revenues.

Impact of Year 2000

     In prior years, we discussed the nature and progress of our plans to become Y2K ready. In late 1999, we completed our remediation and testing of systems. We experienced no significant disruption in mission critical information technology and non-information technology systems. We will continue to monitor our mission critical computer applications and those of our customers, suppliers and vendors throughout the year 2000 to ensure that any latent Y2K matters that may arise are addressed promptly.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

PART II: OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

Management Changes

     On March 20, 2000, in connection with a January 2000 equity investment in the Company by Medtronic Asset Management, Inc., a subsidiary of Medtronic, Inc., Michael Ellwein was appointed to the Board of Directors. Mr. Ellwein currently is Vice President and Chief Development Officer of Medtronic, Inc. (NYSE:MDT), where he is responsible for mergers, acquisitions, divestitures, joint ventures, strategic alliances and licensing opportunities.

     On April 6, 2000, Steve Williams, formerly Vice President of Operations for Zeiss Humphrey Systems, was appointed Chief Operating Officer. We have a manufacturing agreement with Zeiss Humphrey Systems, which runs through 2001, to produce the VidaMed PROVu disposable cartridge.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.24 [Form of] Severance Agreement (Change in Control) between VidaMed and Randy D. Lindholm and VidaMed and John F. Howe and VidaMed and Steve J. Williams

          10.25 Amendment Agreement renewing debt financing agreement between the Company and Transamerica Business Credit Corporation, dated January 7, 2000

          27.1   Financial Data Schedule

     (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended March 31, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VIDAMED, INC.

Date:  May 12, 2000                     By: /s/   Randy D. Lindholm
      ----------------------               --------------------------------
                                            Randy D. Lindholm
                                            President, Chief Executive Officer

Date:  May 12, 2000                     By: /s/   John F. Howe
      -----------------------              --------------------------------
                                            John F. Howe
                                            VP Finance, Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

                                 EXHIBIT INDEX


Exhibit Number                     Description
--------------                     -----------

10.24 [Form of] Severance Agreement (Change in Control) between VidaMed and Randy D. Lindholm, VidaMed and John F. Howe, and VidaMed and Steve Williams

10.25 Amendment Agreement renewing debt financing agreement between the Company and Transamerica Business Credit Corporation, dated January 7, 2000