Form 10-Q
period 2000-06-30
VIDAMED INC
filed 2000-08-10
CIK 929900

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ________________


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

[X]  Yes       [ ]  No

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 30,283,088 as of June 30, 2000.

                                 VIDAMED, INC.

                                     INDEX

PART I.   FINANCIAL INFORMATION
                                                                                           Page
Item 1.   Condensed Consolidated Financial Statements - unaudited

          Condensed consolidated balance sheets - June 30, 2000
            and December 31, 1999                                                            3

          Condensed consolidated statements of operations - three months ended June 30, 2000 and 1999 and six months ended
            June 30, 2000 and 1999                                                           4

          Condensed consolidated statements of cash flows - six months
            ended June, 2000 and 1999                                                        5

          Notes to condensed consolidated financial statements                               6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                        8

Item 3.   Quantitative and Qualitative Disclosure About Market Risk                         14


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                               14

Item 5.   Other Information                                                                 15

Item 6.   Exhibits and Reports on Form 8-K                                                  15


          Signatures                                                                        15

          Financial Data Schedule                                                           16

PART I:   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 VidaMed, Inc.
                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                                     June 30, 2000        December 31, 1999
                                                                  -------------------   ----------------------
                                                                        (Unaudited)              (*)
Assets
Current assets:
     Cash and cash equivalents                                             $   10,870               $    2,748
     Accounts receivable                                                        1,267                    1,443
     Inventories                                                                  405                      415
     Other current assets                                                         623                      531
                                                                  -------------------   ----------------------
          Total current assets                                             $   13,165               $    5,137

     Property and equipment, net                                                2,480                    2,017
     Other assets, net                                                            101                      166
                                                                  -------------------   ----------------------
          Total assets                                                     $   15,746               $    7,320
                                                                  ===================   ======================


Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                      $    1,023               $      461
     Accrued liabilities                                                        2,269                    2,558
     Deferred revenue                                                             118                      272
     Notes payable, current portion                                             1,426                    1,394
                                                                  -------------------   ----------------------
          Total current liabilities                                        $    4,836               $    4,685

     Notes payable, long-term portion                                             516                    1,030

Stockholders' equity:
     Capital stock                                                            114,879                  101,725
     Accumulated deficit                                                     (104,485)                (100,120)
                                                                  -------------------   ----------------------
          Total stockholders' equity                                           10,394                    1,605
                                                                  -------------------   ----------------------
          Total liabilities and stockholder's equity                       $   15,746               $    7,320
                                                                  ===================   ======================

* The Balance Sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                                 VidaMed, Inc.
                Condensed Consolidated Statement of Operations
               (In thousands except share and per share amounts)
                                  (Unaudited)

                                                                       Three Months Ended               Six Months Ended
                                                                            June 30,                        June 30,
                                                                      2000            1999            2000            1999
                                                               ----------------  --------------  -------------  --------------

Revenues                                                            $     2,418     $     1,225    $     4,944     $     2,263
Cost of products sold                                                       891             646          1,659           1,480
                                                               ----------------  --------------  -------------  --------------
Gross profit (loss)                                                       1,527             579          3,285             783


Operating expenses:
     Research and development                                               822             742          1,604           1,555
     Selling, general and administrative                                  2,980           6,247          5,913           3,409
                                                               ----------------  --------------  -------------  --------------
          Total operating expenses                                        3,802           4,151          7,851           7,468

                                                               ----------------  --------------  -------------  --------------
Loss from operations                                                     (2,275)         (3,572)        (4,566)         (6,685)


Other income (expense), net                                                  48              87            201              44
                                                               ----------------  --------------  -------------  --------------
Net loss                                                            $    (2,227)    $    (3,485)   $    (4,365)    $    (6,641)
                                                               ================  ==============  =============  ==============
Basic and diluted net loss per share                                $     (0.07)    $     (0.17)   $     (0.15)    $     (0.33)
                                                               ================  ==============  =============  ==============
Shares used in computing basic and diluted
     net loss per share                                              30,198,000      20,546,000     29,567,000      20,430,000
                                                               ================  ==============  =============  ==============

                            See accompanying notes.

                                 VidaMed, Inc.
                Condensed Consolidated Statement of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                          Six Months Ended
                                                                               June 30,
                                                                         2000           1999
                                                                     -------------  -------------
Cash flows from operating activities:
     Net loss                                                            $  (4,365)     $  (6,641)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                                           882            626
       Amortization of warrant interest                                         58              -
       Changes in current assets and liabilities:
          Accounts receivable                                                  176           (508)
          Inventory                                                             10            337
          Other current assets                                                 (34)           384
          Other assets                                                          65             29
          Accounts payable                                                     562            (17)
          Accrued liabilities                                                  (83)          (555)
          Deferred revenue                                                    (154)           (99)
                                                                     -------------  -------------
Net cash used in operating activities                                       (2,883)        (6,444)
                                                                     -------------  -------------

Cash flows from investing activities
     Expenditures for property and equipment                                (1,345)          (145)
                                                                     -------------  -------------
Net cash provided by (used in) investing activities                         (1,345)          (145)
                                                                     -------------  -------------

Cash flows from financing activities:
     Principal payments under capital leases                                     -            (22)
     Principal payments on notes payable                                      (482)           (55)
     Net cash proceeds from issuance of common stock                        12,832          1,693
                                                                     -------------  -------------
Net cash provided by financing activities                                   12,350          1,616
                                                                     -------------  -------------

Net increase (decrease) in cash and cash equivalents                         8,122         (4,973)
Cash and equivalents at the beginning of the period                          2,748          9,384
                                                                     -------------  -------------
Cash and equivalents at the end of the period                            $  10,870      $   4,411
                                                                     =============  =============

Supplemental disclosure of cash flows information:
Cash paid for interest                                                   $     227      $     124
                                                                     =============  =============

                            See accompanying notes.

                                  VIDAMED, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of VidaMed, Inc. (the "Company" or "VidaMed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 2000, the statements of operations for the three months and six months ended June 30, 2000 and 1999, and the statements of cash flows for the six months ended June 30, 2000 and 1999, are unaudited but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

Results for any interim period shown in this report are not necessarily indicative of results to be expected for any other interim period or for the entire year.

2.       Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock issued and outstanding during the periods presented. Diluted net loss per share is computed based on the weighted average number of shares of our common stock and common equivalent shares (stock options and warrants to purchase common stock) if dilutive. Because the Company has incurred losses from operations in each of the periods presented, there is no difference between basic and diluted net loss per share amounts. As of June 30, 2000, we had 30,283,088 issued and outstanding shares of common stock, with an additional 4,276,877 options outstanding under employee and director stock option plans, and an additional 3,752,514 warrants outstanding to purchase common stock. The options and warrants will be included in the calculation of net loss per share at such time as their effect is no longer anti-dilutive, as calculated using the treasury stock method.

3.       Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market value. Inventories consist of the following (in thousands):

                                       June 30,         December 31,
                                        2000                1999
                                       --------         ------------
          Raw materials                $    203         $        147
          Work in process                    21                   39
          Finished goods                    181                  229
                                       --------         ------------
                                       $    405         $        415
                                       ========         ============

4.       Notes Payable

In January 2000, we renewed our debt facility arrangement with Transamerica and in consideration of this renewal we issued a warrant to Transamerica to acquire an additional 77,320 shares of common stock for a purchase price of $1.94 per share. The warrant has a term of five years. Using a Black Scholes model, the fair value of the warrant was estimated to be $115,980 and is being amortized to interest expense over the life of the debt facility.

5.       Reporting Comprehensive Income (Loss)

We follow the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments, to be included in other comprehensive income (loss). During the six months ended June 30, 2000 and 1999, the total comprehensive loss was not materially different from the net loss.

6.       Common Stock

The increase in capital stock for the six months ended June 30, 2000, is due to the issuance of 7,321,477 additional shares. In January, we sold 5,300,000 shares of common stock to Medtronic and 1,160,000 to existing shareholders. The purchase price per share of common stock was $1.73, which represented a premium to the average closing price for the five days preceding the sale. The investors, including Medtronic, received warrants to purchase 1,938,000 shares of common stock at an exercise price of $1.80 per share. The warrants have a term of five years. In February 2000, we sold 106,648 shares of common stock to MC Medical, Inc. at a per share price of $2.81, which was the average purchase price five days preceding the sale. During the six months ended June 30, 2000, we issued 78,272 shares of common stock on the exercise of outstanding warrants, an additional 33,713 shares of common stock to existing shareholders, 42,334 shares of common stock in employment-related settlements and 600,510 shares of common stock under employee stock option and purchase plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of VidaMed's consolidated financial condition and results of operations for the three months and six months ended June 30, 2000 and 1999. We also discuss certain factors that may affect our prospective financial condition and results of operations. This section should be read in conjunction with our condensed consolidated financial statements and related notes in Item 1 of this report and our annual report on Form 10-K for the year ended December 31, 1999, which has been filed with the Securities and Exchange Commission and is available from VidaMed at no charge.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995

This report contains, in addition to historical information, forward-looking statements that are based on current expectations and beliefs, but involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Some of the factors that could cause actual results to differ are discussed below in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the "Risk Factors" discussion that follows. You should also refer to the risk factors described in our annual report on Form 10-K for the year ended December 31, 1999, which has been filed with the Securities and Exchange Commission and is available from VidaMed at no charge. The forward-looking statements included in this report are made only as of the date hereof, and we undertake no obligation to publicly revise or update them to reflect subsequent events or circumstances.

Overview

Since its founding in 1992, VidaMed has been engaged in the design, development and marketing of urological systems, which are primarily focused on the treatment of the enlarged prostate or benign prostatic hyperplasia, commonly known as BPH. International sales of the patented TUNA system commenced in late 1993, and commercial sales began in the United States in late 1996, after we received FDA clearance. In 1997, we began marketing and selling the TUNA system to office-based urology practices in the U.S., assuming that after receiving FDA clearance, third-party reimbursement, including Medicare, would be approved for those locations.

In mid-1998, Medicare announced that approval of any new office-based or ambulatory surgery center procedures would be delayed until at least mid-2000 due to Y2K compliance issues. As a result, Medicare reimbursement for the TUNA procedure was made available only for procedures performed in hospital-based settings, on a reasonable cost basis, and required individual state-by-state approval.

Starting in late 1998 and throughout 1999, we focused our sales and marketing efforts on obtaining the required individual state Medicare reimbursement approvals and implementing a new U.S. hospital-based "fee-per-use" sales and marketing model. Under this model, an entire TUNA system is placed in a hospital at no charge to the hospital. Revenue is generated by selling a single-use component needed for each TUNA procedure performed. Once the procedure is performed the single-use component is discarded and a new component must be purchased for the next procedure.

As of June 30, 2000, 47 states have approved hospital-based reasonable cost basis Medicare reimbursement coverage for the TUNA procedure. Under the reasonable cost basis method of reimbursement, we charge the hospital a fee-per-use charge of approximately $2,600 for each TUNA procedure performed, and combined with other direct and indirect overhead costs the hospital incurs in conducting the TUNA procedure, the hospital is reimbursed by Medicare for these reasonable costs. In addition to the hospital, the urologist that performs the TUNA procedure is reimbursed by Medicare approximately $600 per procedure.

Effective August 1, 2000, the United States Health Care Finance Administration (commonly referred to as HCFA), which administers Medicare, will replace the reasonable cost basis of reimbursement for outpatient hospital-based procedures, like the TUNA, with a new fixed rate or "prospective payment system". Under this new method of reimbursement, a hospital will receive a fixed reimbursement of approximately $1,875 for each TUNA procedure performed in its facility, although this rate can be higher or lower depending on a wage index factor for each hospital. The urologist performing the Tuna procedure will continue to be reimbursed approximately $600 per procedure. With this change in reimbursement, we will continue to market and sell the TUNA procedure to hospitals on a fee-per-use basis, but our current fee-per-use pricing will need to be reduced.

On July 17, 2000, HCFA published new Medicare payment rates and a schedule for implementing minimally invasive heat therapies for the treatment of benign prostatic hyperplasia (commonly known as BPH) in the urologist's office. Coverage for the TUNA procedure is included in the ruling, which is published in the Federal Register and proposed to become effective January 1, 2001, subject to a 60-day comment period. The proposed reimbursement rate (inclusive of the physician's fee) for the TUNA procedure in the urologist's office is estimated to be $2,315 in 2001 and $2,866 beginning January 1, 2002.

With the recent changes and proposed changes in the rate and site of care for which Medicare will reimburse the TUNA procedure, our business is in a period of transition. Our business strategy will be to continue to support our hospital-based business while making the preparations necessary to service and accelerate our volume of business in the urologists' office. In both settings, we will continue to focus our marketing and sales efforts on patient awareness and physician advocacy of the TUNA procedure.

Results of Operations

Net revenue for the three months ended June 30, 2000 was $2,418,000. This represents an increase of $1,193,000, or 97%, from $1,225,000, in the three months ended June 30, 1999. The increase was due primarily to increasing acceptance of our fee-per-use program. Net revenue for the six months ended June 30, 2000 increased 118% to $4,944,000, from $2,263,000 in the same period of 1999. The increase in revenues during the six months ended June 30, 2000 compared to the same period of 1999 was due to our expanded sales and marketing organization and the continued acceptance of our fee-per-use program.

Cost of product sold for the three months ended June 30, 2000 was $891,000, an increase of 38% or $245,000 from $646,000 for the three months ended June 30, 1999. The increase was due to higher product sales and increased TUNA generator amortization costs resulting from the placement of more generators in hospitals. For the six months ended June 30, 2000, cost of product sold was $1,659,000, an increase of 12% from $1,480,000 in the first six months of 1999. This increase was due to higher product sales.

Gross margin expressed as a percentage of sales for the three months ended June 30, 2000 was 63%, up from 47% for the three months ended June 30,1999. Gross margin expressed as a percentage of sales for the six months ended June 30, 2000 was 66%, up from 35% for the same period in 1999. These improvements in gross margin percentage of sales were due primarily to the increased volume of our fee-per-use program.

Research and development (R&D) expenses during the three and six months ended June 30, 2000 included expenditures for regulatory compliance and clinical trials. Clinical trial costs consisted largely of payments to clinical investigators, product for clinical trials, and costs associated with initiating and monitoring clinical trials. R&D expenses increased 11% to $822,000 in the three months ended June 30, 2000 from $742,000 in the three months ended June 30, 1999. The increase was primarily due to product line enhancements on our ProVu generation of products. For the six months ended June 30, 2000, R&D expenses increased 3% to $1,604,000 from $1,555,000 in the first six months of 1999. R&D expenses decreased as a percentage of sales in the three and six months ended June 30, 2000 compared to the corresponding periods in 1999.

Selling, general and administrative (SG&A) expenses decreased 13% to $2,980,000 in the three months ended June 30, 2000 from $3,409,000 in the three months ended June 30, 1999. The decrease was primarily due to CEO transition costs incurred during the same period in 1999. For the six months ended June 30, 2000, SG&A expenses increased $334,000, or 6%, from $5,913,000 in 1999 to $6,247,000 in 2000. This increase was primarily due to an increase in sales and marketing personnel and related payroll and other expenses.

Other income (expense) for the three months ended June 30, 2000 decreased to $48,000 compared to $87,000 for the same period in the prior year. While interest income increased as a result of a higher average outstanding balance of cash and investments, a charge to interest expense for the value of warrants issued in connection with the renewal of our revolving line of credit resulted in a net reduction in other income (expense). For the six months ended June 30, 2000, other income was $201,000 compared to $44,000 for the six months ended June 30, 1999. Other income is primarily composed of interest income and expense. The increase in interest income was primarily attributable to a higher average outstanding balance of cash and investments resulting from the sale of our common stock to investors in January and February 2000. Our cash balances available for investment were $10.9 million and $4.4 million at June 30, 2000 and 1999, respectively.

History of Operating Losses

We have incurred significant operating losses since our inception in 1992 and, as of June 30, 2000, had an accumulated deficit of approximately $104.4 million. We expect to continue to incur operating losses through the end of the year 2000 as we expend funds on sales and marketing activities, clinical trials in support of reimbursement approvals and research and development. Our future profitability depends on numerous factors, including:

     o our success in achieving market acceptance of the TUNA procedure;

     o our success in obtaining and maintaining necessary regulatory clearances;

     o the extent to which Medicare and other healthcare payors approve reimbursement of the costs of TUNA procedures performed in hospitals, urologists' offices and ambulatory surgery centers;

     o our success in expanding our sales and marketing efforts to sell the TUNA procedure into the urologist office; and

     o the amount of reimbursement provided and the effects of the proposed in-office reimbursement rates and prospective payment system on our future revenues.

Liquidity and Capital Resources

For the six months ended June 30, 2000, our cash and cash equivalents increased by $8.2 million to $10.9 million, compared to $2.7 million at December 31, 1999. The increase was due primarily to $11.2 million received from the private placement of our common stock and warrants during the first quarter of 2000, offset by operating expenses incurred in the normal course of business. During the six months ended June 30, 2000, we used $2.9 million in operating activities, primarily as a result of our net loss. We purchased $1.3 million of property and equipment in investing activities. We are financing our 2000 operating and investing activities primarily from $12.9 million received from the issuance of common stock, less $0.5 million used to reduce debt.

While management believes that the proceeds of the equity financing in the first quarter, plus revenues from the fee-per-use program will be sufficient to fund operations at current levels through the end of fiscal 2000, additional financing may be required to fund operations at current levels in 2001. If required, management will pursue, and believes it can obtain, financing to fund operations at current levels in 2001. Additional financing, however, may not be available, or if available, may not be available on favorable terms.

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

As of June 30, 2000, we had borrowed approximately $520,0000 against the Transamerica revolving accounts receivable-based line at a rate of 10.5% per year.

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

For example, effective August 1, 2000, the United States Health Care Finance Administration (commonly referred to as HCFA), which administers Medicare, will replace the reasonable cost basis of reimbursement for outpatient hospital-based procedures, like the TUNA, with a new fixed rate or "prospective payment system". Under this new method of reimbursement, a hospital will receive a fixed reimbursement of approximately $1,875 for each TUNA procedure performed in its facility, although this rate can be higher or lower depending on a wage index factor for each hospital. The urologist performing the Tuna procedure will continue to be reimbursed approximately $600 per procedure. In addition, on July 17, 2000, HCFA published new Medicare payment rates and a schedule for implementing minimally invasive heat therapies for the treatment of BPH in the urologist's office. Coverage for the TUNA procedure is included in the ruling, which is published in the Federal Register and proposed to become effective January 1, 2001, subject to a 60-day comment period. The proposed reimbursement rate (inclusive of the physician's fee) for the TUNA procedure in the urologist's office is estimated to be $2,315 in 2001 and $2,866 beginning January 1, 2002. These cost containment measures that healthcare payors and providers are instituting and the effect of future health care reform could cause reductions in the amount of reimbursement available to users of our products and could materially adversely affect our ability to operate profitably.

The TUNA Procedure is a New Therapy and May Not Be Accepted by Physicians, Patients and Healthcare Payors Which Would Severely Harm our Business

Physicians will not recommend the TUNA procedure unless they conclude, based on clinical data and other factors, that it is an effective alternative to other methods of enlarged prostate treatment, including more established methods. In particular, physicians may elect not to recommend the TUNA procedure until the long term duration of the relief provided by the procedure has been established. Clinical data for assessing the durability of relief provided by the TUNA therapy in the United States does not extend beyond five years Some physicians may consider five years of clinical data to be sufficient evidence of durability and others may not. As time passes since the first TUNA procedures were performed, and as more procedures are performed, the clinical data will continue to be developed. We are in the process of conducting multi-year patient follow-up studies to assess the durability of the relief provided by the TUNA procedure. We cannot assure you that these studies will support the durability of the relief provided by the TUNA procedure.

Even if the clinical efficacy of the TUNA procedure is established, physicians may elect not to recommend the procedure unless acceptable reimbursement from healthcare payors is available. Healthcare payor acceptance of the TUNA procedure will require evidence of its cost effectiveness compared with other therapies for an enlarged prostate, which will depend in large part on the duration of the relief provided by the TUNA procedure.

Patient acceptance of the procedure will depend in part on physician recommendations and on other factors, including the degree of invasiveness and the rate and severity of complications associated with the procedure compared with other therapies. Patient acceptance of the TUNA procedure will also depend on the ability of physicians to educate these patients on their treatment choices.

Our Success is Dependent on the Sale of Our Only Product, the TUNA System

All of our revenues are derived from sales of our Tuna system. The VidaMed TUNA system consists of a radio frequency generator, a reusable handle, a disposable cartridge and an optical telescope. If a material problem develops with any one or more of those components, our revenues would suffer because we rely on our TUNA system for all of our revenue and have no other products. Possible problems include, but are not necessarily limited to, malfunctions, failure to comply with or changes in governmental regulations, product recalls, product obsolescence, injunctions resulting from litigation, inability to protect our intellectual property, invalidity of our patents or shortages of one or more of the components of the system. Additionally, any factors adversely affecting the pricing of, demand for or market acceptance of our TUNA system, such as competition or technological change, would significantly harm our business.

We Rely on Contract Manufacturers for the Majority of Our Manufacturing Needs

We outsource the manufacture of the disposable cartridge and most of the other components of the TUNA system, and we rely on contract manufacturers to supply our components in sufficient quantities, in compliance with regulatory requirements and at an acceptable cost. We purchase components through purchase orders rather than long-term supply agreements. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, product recalls, quality control and assurance, component supply and lack of qualified personnel. If any of our manufacturers experience production problems, we may not be able to locate an alternate manufacturer promptly. The disruption or termination of the supply of components for our TUNA system could cause a significant increase in the costs of these components or an inability to meet demand for our products. Furthermore, if we are required to change the manufacturer of a key component of our TUNA system, we may be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and other applicable regulations and guidelines. The delays associated with verification and other delays in production could adversely affect the success of our fee-per-use program and our future revenues.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

PART II: OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

VidaMed, Inc. held its annual meeting on June 1, 2000. Our stockholders voted on the following:

1. Election of Directors. The election of directors was conducted and the following nominees were elected, with the following vote count:

                                                 Votes            Votes
         Name                                     For            Withheld
         ----------------------------     --------------------   --------
         Randy D. Lindholm                     22,171,569        140,279
         Robert Erra                           22,167,969        143,879
         Elizabeth Davila                      22,171,019        140,829
         Paulita LaPlante                      22,167,119        144,729
         Kurt Wheeler                          22,173,619        138,229
         Michael D. Ellwein                    22,173,269        138,579

2. Ratification of Independent Auditors. The stockholders ratified Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2000. There were 22,241,214 votes for and 44,446 against ratification, with 26,188 abstentions.

3. Amendment to 1992 Stock Plan. The stockholders approved an amendment to our 1992 Stock Plan to increase the number of shares of common stock reserved for future issuance under the plan by 1,900,000 shares to a new total of 6,200,000. There were 10,750,694 votes for, and 1,690,802 votes against the amendment, with 113,754 abstentions and 9,756,598 shares not voted.

4. Amendment to 1995 Director Option Plan. The stockholders approved an amendment to our 1995 Director Option Plan to increase the number of shares of common stock reserved for future issuance under the plan by 100,000 to a new total of 300,000. There were 10,851,979 votes for, and 1,580,877 votes against the amendment, with 122,394 abstentions and 9,756,598 shares not voted

ITEM 5. OTHER INFORMATION

Management Changes

On June 28, 2000, Diane M. Anderson, former Director of Global Sales Programs and International Marketing with Marconi Medical Systems, was appointed Vice President of Sales and Marketing. Prior to Marconi, she held progressively responsible selling and sales management positions with General Electric Medical Systems (NYSE: GE).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            10.26  Amended and Restated 1992 Stock Plan
            10.27  Amended and Restated 1995 Director Option Plan
            27.1   Financial Data Schedule

        (b) Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     VIDAMED, INC.

Date:     August 7, 2000             By:  /s/   Randy D. Lindholm
       ------------------------           --------------------------
                                          Randy D. Lindholm
                                          President, Chief Executive Officer

Date:     August 7, 2000             By:  /s/   John F. Howe
       -------------------------          ---------------------
                                          John F. Howe
                                          VP Finance, Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number                          Description
--------------                          -----------

10.26             Amended and restated 1992 Stock Plan, as amended effective
                  June 1, 2000

10.27 Amended and restated 1995 Director Option Plan, as amended effective June 1, 2000

27.1              Financial Data Schedule