Form 10-Q
period 2000-09-30
VIDAMED INC
filed 2000-10-31
CIK 929900

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________


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

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 30,386,062 as of September 30, 2000.

                                 VIDAMED, INC.

                                     INDEX

PART I. FINANCIAL INFORMATION

                                                                               Page
Item 1.   Condensed Consolidated Financial Statements - unaudited

          Condensed consolidated balance sheets - September 30, 2000
            and December 31, 1999                                                3

          Condensed consolidated statements of operations - three months ended September 30, 2000 and 1999 and nine months ended
            September 30, 2000 and 1999.                                         4

          Condensed consolidated statements of cash flows - nine months
            ended September, 2000 and 1999                                       5

          Notes to condensed consolidated financial statements                   6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                            8

Item 3.   Quantitative and Qualitative Disclosure About Market Risk             14

PART II. OTHER INFORMATION

Item 5.   Other Information                                                     15

Item 6.   Exhibits and Reports on Form 8-K                                      15

          Signatures                                                            15

Financial Data Schedule                                                         17

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 VidaMed, Inc.
                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                             September 30, 2000                December 31, 1999
                                                            --------------------             ---------------------
                                                                (Unaudited)                           (*)
Assets
Current assets:
     Cash and cash equivalents                              $              8,204             $               2,748
     Short term investments                                                1,507                                 -
     Accounts receivable, net                                              1,166                             1,443
     Inventories                                                             460                               415
     Other current assets                                                    493                               531
                                                            --------------------             ---------------------
       Total current assets                                 $             11,830             $               5,137

     Property and equipment, net                                           2,202                             2,017
     Other assets, net                                                       102                               166
                                                            --------------------             ---------------------
       Total assets                                         $             14,134             $               7,320
                                                            ====================             =====================


Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                       $                758             $                 461
     Accrued liabilities                                                   2,118                             2,558
     Deferred revenue                                                        108                               272
     Notes payable, current portion                                        1,656                             1,394
                                                            --------------------             ---------------------
       Total current liabilities                            $              4,640             $               4,685

     Notes payable, long-term portion                                        247                             1,030

Stockholders' equity:
     Capital stock                                                       115,123                           101,725
     Accumulated other comprehensive income                                1,507                                 -
     Accumulated deficit                                                (107,383)                         (100,120)
                                                            --------------------             ---------------------
       Total stockholders' equity                                          9,247                             1,605
                                                            --------------------             ---------------------
       Total liabilities and stockholder's equity           $             14,134             $               7,320
                                                            ====================             =====================

* The Balance Sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                                 VidaMed, Inc.
                Condensed Consolidated Statements of Operations
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                      Three Months Ended                Nine Months Ended
                                                                        September 30,                     September 30,
                                                                    2000              1999            2000            1999
                                                                -------------    -------------    -------------   -------------
Revenues                                                        $       1,681    $       1,487    $       6,625   $       3,749

Cost of products sold                                                     785              579            2,445           2,059
                                                                -------------    -------------    -------------   -------------
Gross profit                                                              896              908            4,180           1,690

Operating expenses:
          Research and development                                        875              683            2,481           2,238
          Selling, general and administrative                           2,903            2,934            9,147           8,847
                                                                -------------    -------------    -------------   -------------
          Total operating expenses                                      3,778            3,617           11,628          11,085
                                                                -------------    -------------    -------------   -------------

Loss from operations                                                   (2,882)          (2,709)          (7,448)         (9,395)

Other income (expense), net                                               (16)             (60)             185             (16)
                                                                -------------    -------------    -------------   -------------
Net loss                                                        $      (2,898)   $      (2,769)   $      (7,263)        $(9,411)
                                                                =============    =============    =============   =============
Basic and diluted net loss per share                            $       (0.10)   $       (0.13)   $       (0.24)         $(0.46)
                                                                =============    =============    =============   =============
Shares used in computing basic and diluted net loss per share          30,213           20,653           29,782          20,505
                                                                =============    =============    =============   =============

                            See accompanying notes.

                                 VidaMed, Inc.
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                          2000              1999
                                                                                      -------------     -------------
Cash flows from operating activities:
  Net loss                                                                            $     (7,263)     $     (9,411)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                                            1,351               939
    Issuance of warrants for renewal of loan                                                    87                 -
    Amortization of deferred compensation                                                      129                 -
    Changes in current assets and liabilities:
      Accounts receivable                                                                      277              (580)
      Inventories                                                                              (45)              167
      Other current assets                                                                      67               282
      Other assets                                                                              64               114
      Accounts payable                                                                         297              (114)
      Accrued liabilities                                                                     (234)             (647)
      Deferred revenue                                                                        (164)             (132)
                                                                                      ------------      ------------
Net cash used in operating activities                                                       (5,434)           (9,382)
                                                                                      ------------      ------------
Cash flows from investing activities:
  Expenditures for property and equipment                                                   (1,536)             (323)
Net cash used in investing activities                                                       (1,536)             (323)

Cash flows from financing activities:
      Principal payments under capital leases                                                    -               (22)
      Principal payments of notes payable                                                     (521)             (135)
      Net cash proceeds from issuance of common stock                                       12,947             1,848
                                                                                      ------------      ------------
Net cash provided by financing activities                                                   12,426             1,691
                                                                                      ------------      ------------
Net increase (decrease) in cash and cash equivalents                                         5,456            (8,014
Cash and equivalents at the beginning of the period                                          2,748             9,384
                                                                                      ------------      ------------
Cash and equivalents at the end of the period                                         $      8,204      $      1,370
                                                                                      ============      ============
Supplemental disclosure of cash flows information:
Cash paid for interest                                                                $        394      $        226
                                                                                      ============      ============

                            See accompanying notes.

                                 VIDAMED, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000
                                  (Unaudited)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of VidaMed, Inc. (the "Company" or "VidaMed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2000, the statements of operations for the three months and nine months ended September 30, 2000 and 1999, and the statements of cash flows for the nine months ended September 30, 2000 and 1999, are unaudited but include all adjustments (consisting of normal recurring adjustments) that we consider necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

Results for any interim period shown in this report are not necessarily indicative of results to be expected for any other interim period or for the entire year.

2.   Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock issued and outstanding during the periods presented. Diluted net loss per share is computed based on the weighted average number of shares of our common stock and common equivalent shares (stock options and warrants to purchase common stock), if dilutive. Because we have incurred losses from operations in each of the periods presented, there is no difference between basic and diluted net loss per share amounts. As of September 30, 2000, we had 30,386,062 issued and outstanding shares of common stock, with options to purchase 4,118,351 shares of common stock outstanding under employee and director stock option plans, and warrants to purchase 3,001,571 shares of common stock outstanding. The options and warrants will be included in the calculation of net loss per share at such time as their effect is no longer anti-dilutive, as calculated using the treasury stock method.

3.   Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market value. Inventories consist of the following (in thousands):

                                            September 30,        December 31,
                                                 2000                1999
                                            -------------        ------------
                 Raw materials              $         126        $        147
                 Work in process                       12                  39
                 Finished goods                       322                 229
                                            -------------        ------------
                                            $         460        $        415
                                            =============        ============

4.   Notes Payable

In January 2000, we renewed our debt facility arrangement with Transamerica and in consideration of this renewal we issued a warrant to Transamerica to acquire an additional 77,320 shares of common stock for a purchase price of $1.94 per share. The warrant has a term of five years. Using the Black Scholes model, the fair value of the warrant was estimated to be $115,980 and is being amortized to interest expense over the life of the debt facility.

5.   Reporting Comprehensive Income (Loss)

We follow the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes new rules for reporting and displaying comprehensive income and its components. Statement 130 requires unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments, to be included in other comprehensive income (loss). During the nine months ended September 30, 1999, the total comprehensive loss was not materially different from the net loss.

In August 1994, we received common stock in a private company pursuant to a cross licensing agreement. At the time of the agreement, the value of the common stock was assigned a value equal to our basis in the licensed technology, essentially zero. In July 2000, the private company successfully completed an initial public offering of its common stock. As a result, we are now accounting for the investment as an available-for-sale security and have recorded the security at its fair market value of $1,506,600 as of September 30, 2000. Unrealized gains and losses on this investment are recorded as a component of accumulated other comprehensive income (loss). Our ability to sell the common stock investment is restricted by a lockup period which expires in January 2001. During the nine months ended September 30, 2000,our total comprehensive loss was $5,756,400 compared to our net loss of $7,263,000.

6.   Common Stock

In January 2000, we sold 5,300,000 shares of common stock to Medtronic Asset Management, Inc. and 1,160,000 to existing shareholders at an issuance price of $1.73 per share, which represented a premium to the average closing price for the five days preceding the sale. The investors, including Medtronic, received warrants to purchase 1,938,000 shares of common stock at an exercise price of $1.80 per share. The warrants have a term of five years. In February 2000, we sold 106,648 shares of common stock to MC Medical, Inc. at a per share price of $2.81, which was the average purchase price five days preceding the sale. During the nine months ended September 30, 2000, we issued 78,272 shares of common stock on the exercise of outstanding warrants, an additional 33,713 shares of common stock to existing shareholders, 42,334 shares of common stock in employment-related settlements and 703,484 shares of common stock under employee stock option and purchase plans. During this period, 629,413 warrants which were issued in connection with our September 1997 private placement expired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion and analysis of VidaMed's consolidated financial condition and results of operations for the three months and nine months ended September 30, 2000 and 1999. We also discuss certain factors that may affect our prospective financial condition and results of operations. This section should be read in conjunction with our condensed consolidated financial statements and related notes in Item 1 of this report and our annual report on Form 10-K for the year ended December 31, 1999, which has been filed with the Securities and Exchange Commission and is available from VidaMed at no charge.

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

As of September 30, 2000, 49 states have approved hospital-based Medicare reimbursement coverage for the TUNA procedure. Until August 1, 2000, Medicare had reimbursed hospitals on a reasonable cost basis for each TUNA procedure performed. Under the reasonable cost basis method of reimbursement, we charged the hospital a fee-per-use charge of approximately $2,600 for each TUNA procedure performed, and combined with other direct and indirect overhead costs the hospital incurs in conducting the TUNA procedure, the hospital was reimbursed by Medicare for these reasonable costs. In addition to the hospital, the urologist that performs the TUNA procedure was reimbursed by Medicare approximately $600 per procedure.

Effective August 1, 2000, the United States Health Care Finance Administration (commonly referred to as HCFA), which administers Medicare, replaced the reasonable cost basis of reimbursement for outpatient hospital-based procedures, like the TUNA procedure, with a new fixed rate or "prospective payment system". Under this new method of reimbursement, a hospital receives a fixed reimbursement of approximately $1,875 for each TUNA procedure performed in its facility, although this rate can be higher or lower depending on a wage index factor for each hospital. The urologist performing the TUNA procedure continues to be reimbursed approximately $600 per procedure. With this change in reimbursement, we continue to market and sell the TUNA procedure to hospitals on a fee-per-use basis, but our current fee-per-use pricing has been reduced.

On July 17, 2000, HCFA published new Medicare payment rates and a schedule for implementing minimally invasive heat therapies for the treatment of BPH in the urologist's office. Coverage for the TUNA procedure is included in the ruling, which was published in the Federal Register and proposed to become effective January 1, 2001. The proposed reimbursement rate (inclusive of the physician's fee) for the TUNA procedure in the urologist's office is estimated to be $2,315 in 2001 and $2,866 beginning January 1, 2002.

With the recent changes and proposed changes in the rate and site of care for which Medicare will reimburse the TUNA procedure, our business is in a period of transition. Our business strategy will be to continue to support our hospital-based business while making the preparations necessary to service and accelerate our volume of business in urologists' offices. In both settings, we will continue to focus our marketing and sales efforts on clinical leadership, patient awareness and physician advocacy of the TUNA procedure.

Results of Operations

Net revenue for the three months ended September 30, 2000 was $1,681,000. This represents an increase of $194,000, or 13%, from $1,487,000, in the three months ended September 30, 1999. The increase was due primarily to increased procedure volume as a result of our fee-per-use program offset by the per procedure price reduction which became effective on August 1, 2000, attributable to the implementation of HCFA's new prospective payment system. Net revenue for the nine months ended September 30, 2000 increased 77% to $6,625,000, from $3,749,000 in the same period of 1999. The increase in revenues during the nine months ended September 30, 2000 compared to the same period of 1999 was due to the expansion of our sales and marketing organization and the continued acceptance of our fee-per-use program.

Cost of product sold for the three months ended September 30, 2000 was $785,000, an increase of 36% or $206,000 from $579,000 for the three months ended September 30, 1999. The increase was due to higher product sales and increased TUNA generator amortization costs resulting from the placement of more fee-per-use generators in hospitals. For the nine months ended September 30, 2000, cost of product sold was $2,445,000, an increase of 19% from $2,058,000 in the nine months of 1999. This increase was generally due to higher product sales.

Gross margin expressed as a percentage of sales for the three months ended September 30, 2000 was 53%, down from 61% for the three months ended September 30, 1999. This decrease was caused by reduced prices resulting from the prospective payment system established by HCFA. Gross margin expressed as a percentage of sales for the nine months ended September 30, 2000 was 63%, up from 45% for the same period in 1999. Gross margin improvement for the nine months ended September 30, 2000, were due primarily to the increased volume of our fee-per-use program.

Research and development (R&D) expenses during the three and nine months ended September 30, 2000 included expenditures for regulatory compliance and clinical trials. Clinical trial costs consisted largely of payments to clinical investigators, product for clinical trials, and costs associated with initiating and monitoring clinical trials. R&D expenses increased 28% to $875,000 in the three months ended September 30, 2000 from $683,000 in the three months ended September 30, 1999. For the nine months ended September 30, 2000, R&D expenses increased 11% to $2,481,000 from $2,238,000 in the first nine months of 1999. The increases for the three months and nine months ending September 30, 2000, over the same periods in 1999, are primarily due to accelerated R&D and clinical trial expenditures in the development of faster and easier to use office products.

Selling, general and administrative (SG&A) expenses decreased 1% to $2,903,000 in the three months ended September 30, 2000 from $2,934,000 in the three months ended September 30, 1999. For the nine months ended September 30, 2000, SG&A expenses increased $300,000, or 3%, from $8,847,000 in 1999 to $9,147,000 in
2000. This increase was primarily due to an increase in sales and marketing personnel and related payroll and other expenses over the comparable nine months.

Other income (expense), net for the three months ended September 30, 2000 decreased to ($16,000) compared to ($60,000) for the same period in the prior year. This decrease was due to increased interest income as a result of a higher average outstanding balance of cash and investments. For the nine months ended September 30, 2000, other income (expense),net was $185,000 compared to a net expense of ($16,000) for the nine months ended September 30, 1999. This decrease was due to increased interest income as a result of a higher average outstanding balance of cash and investments. Other income (expense), net is primarily composed of interest income and expense. The increase in interest income was primarily attributable to a higher average outstanding balance of cash and investments resulting from the sale of our common stock to investors in January and February 2000.

Total comprehensive loss during the three months ended September 30, 2000, was $1,391,400 compared to a net loss of $2,898,000. Total comprehensive loss during the nine months ended September 30,2000, was $5,756,400 compared to a net loss of $7,263,000.

In August 1994, we received common stock in Rita Medical Systems, Inc. ("Rita"), a private company, pursuant to a cross licensing agreement. At the time of the agreement the value of the common stock was assigned a value equal to our basis in the licensed technology, essentially zero. In July 2000, Rita successfully completed an initial public offering of common stock. As a result, we are now accounting for the investment as an available-for-sale security of 135,000 common shares of Rita stock and have recorded the security at its fair market value of $1,506,600 as of September 30, 2000. Unrealized gains and losses on this investment are recorded as a component of accumulated other comprehensive income (loss). Our ability to sell the common stock investment is restricted by a lockup period which expires in January 2001.

Liquidity and Capital Resources

For the nine months ended September 30, 2000, our cash and cash equivalents, and available-for-sale investments increased by $7.0 million to $9.7 million, compared to $2.7 million at December 31, 1999. Our operating and investing activities during this period were primarily financed from $12.9 million received from the sale and issuance of common stock and warrants, less $0.5 million used to reduce debt. We used $5.4 million in operating activities, primarily as a result of our net loss, and purchased $1.5 million of property and equipment. Available-for-sale investments increased by $1.5 million related to Rita common stock acquired pursuant to a 1994 cross licensing agreement.

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

As of September 30, 2000, we had borrowed approximately $798,000 against the Transamerica revolving accounts receivable-based line at a rate of 10.5% per year. $1,171,000 remained outstanding on the equipment term loan, as of September 30, 2000.

While management believes that the cash balances, plus revenues from the fee-per-use program will be sufficient to fund operations at current levels through the end of fiscal 2000, additional financing may be required to fund operations
at current levels through the end of fiscal 2001.   If required, management will
pursue, and believes it can obtain, financing to fund operations at current levels in 2001. Additional financing, however, may not be available, or if available, may not be available on favorable terms.

If additional financing is unavailable, management believes that it may be able to fund operations through fiscal 2001 by scaling back research and development, clinical trials, expansion into the office-based market and other areas of discretionary spending. Reductions in those areas could have a material adverse effect on our long-term opportunities to develop new and competitive products, obtain necessary governmental approvals of those products and develop additional markets for our products.

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

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting For Certain Transactions involving Stock Compensation" (FIN 44), which contains rules designed to clarify the application of APB 25. FIN 44 was effective on July 1, 2000, and we have adopted it. We believe the impact of adopting FIN 44 was not material to the operating results and financial position of the Company.

Risk Factors

We Have Experienced a History of Losses

As of September 30, 2000, we had incurred operating losses of approximately $107.4 million since our inception in 1992. We expect to continue to incur operating losses in the near future as we expend funds on sales and marketing activities, clinical trials in support of reimbursement approvals and research and development. Our future profitability depends on numerous factors, including:

     .  our success in achieving market acceptance of the TUNA procedure;

     . our success in obtaining and maintaining necessary regulatory clearances;

     . the extent to which Medicare and other healthcare payors approve reimbursement of the costs of TUNA procedures performed in hospitals, urologists' offices and ambulatory surgery centers;

     . our success in expanding our sales and marketing efforts to sell the TUNA procedure into the urologist office; and

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

For example, effective August 1, 2000, the United States Health Care Finance Administration (commonly referred to as HCFA), which administers Medicare, replaced the reasonable cost basis of reimbursement for outpatient hospital-based procedures, like the TUNA, with a new fixed rate or "prospective payment system". Under this new method of reimbursement, a hospital will receive a fixed reimbursement of approximately $1,875 for each TUNA procedure performed in its facility, although this rate can be higher or lower depending on a wage index factor for each hospital. The urologist performing the TUNA procedure will continue to be reimbursed approximately $600 per procedure. In addition, on July 17, 2000, HCFA published new Medicare payment rates and a schedule for implementing minimally invasive heat therapies for the treatment of BPH in the
urologist's office.   Coverage for the TUNA procedure is included in the ruling, which was published in the Federal Register and proposed to become effective January 1, 2001. The proposed reimbursement rate (inclusive of the physician's fee) for the TUNA procedure in the urologist's office is estimated to be $2,315 in 2001 and $2,866 beginning January 1, 2002. These cost containment measures that healthcare payors and providers are instituting and the effect of future health care reform could cause reductions in the amount of reimbursement available to users of our products and could materially adversely affect our ability to operate profitably.

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

PART II: OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

Management Changes

As of October 13, 2000, Diane M. Anderson resigned as Vice President of Sales and Marketing.

Amendment to Rights Agreement

Effective as of January 4, 2000, we amended the definition of "acquiring person" in our rights agreement to increase the beneficial ownership percentage trigger from 20% to 25% with respect to Medtronic Asset Management, Inc. or any of its affiliates or associates.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1  Amendment to Rights Agreement

          27.1  Financial Data Schedule

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VIDAMED, INC.


Date: October 30, 2000                  By:  /s/ Randy D. Lindholm
     ------------------                     ------------------------------------
                                            Randy D. Lindholm
                                            President, Chief Executive Officer



Date: October 30, 2000                  By:  /s/ John F. Howe
     ------------------                     ------------------------------------
                                            John F. Howe
                                            VP Finance, Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

                                 EXHIBIT INDEX

Exhibit Number                Description
--------------                -----------

10.1 Amendment No. 1 to Preferred Shares Rights Agreement, effective January 3, 2000

27.1                          Financial Data Schedule