Form 10-K
period 2000-12-31
VIDAMED INC
filed 2001-03-29
CIK 929900

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                        ______________________________
                                   FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________________ to __________________.

                         Commission File No.  0-26082
                             ____________________
                                 VIDAMED, INC.
            (Exact Name of Registrant as Specified in its Charter)

                Delaware                              77-0314454
    (State or Other Jurisdiction of               (I.R.S.  Employer
     Incorporation or Organization)               Identification No.)

         46107 Landing Parkway
          Fremont, California                            94538
(Address of Principal Executive Offices)              (Zip Code)

      Registrant's telephone number, including area code:  (510) 492-4900

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value

                        Preferred Share Purchase Rights
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES [X]  NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this Form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 20, 2001, 35,087,860 shares of common stock of the registrant were outstanding, and the aggregate market value of the common stock of the registrant as of that date (based upon the last reported sale price of the registrant's common stock on that date as reported by the Nasdaq SmallCap System), excluding outstanding shares beneficially owned by directors and executive officers, was $138,991,440.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders to be held on May 10, 2001.

================================================================================

                                                     TABLE OF CONTENTS

                                                    --------------------
PART I............................................................................................................3
     ITEM 1.      BUSINESS........................................................................................3
     ITEM 2.      PROPERTIES.....................................................................................10
     ITEM 3.      LEGAL PROCEEDING...............................................................................10
     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................11
     ITEM 4A.     EXECUTIVE OFFICERS OF THE REGISTRANT...........................................................11

PART II..........................................................................................................12
     ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS............................................................................12
     ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA...........................................................13
     ITEM 6A.     SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA.................................................14
     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS......................................................................14
     ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................22
     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................23
     ITEM 9.      CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE.....................................................................................23

PART III.........................................................................................................23
     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................23
     ITEM 11.     EXECUTIVE COMPENSATION.........................................................................23
     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.....................................................................................23
     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................24

PART IV..........................................................................................................24
     ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K.......................................................................................24

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K......................................................................45

                                     PART I

                              ____________________

This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential" or "continue" or the negative of these or similar terms. In evaluating these forward-looking statements, you should consider various factors, including the risk factors listed under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Important Factors." These factors may cause our actual results to differ materially from any forward-looking statement.

As used in this Annual Report on Form 10-K, references to "VidaMed," the "Company," "we" or "us" refer to VidaMed, Inc. and its subsidiaries, unless the context otherwise indicates. We own or have the rights to various trademarks, trade names or service marks, including the following: the VidaMed name and logo, TUNA(R), VTS ProVu(TM), Precision(TM) and Precise Reassurance Technology(TM). The trademarks Flomax(R), Hytrin(R), Cardura(R) and Proscar(R) referred to in this Annual Report on Form 10-K are the registered trademarks of others.

Item 1.   BUSINESS

VidaMed, Inc. designs, develops and markets technologically and clinically advanced systems for urological conditions. Our focus is the treatment of the enlarged prostate known as benign prostatic hyperplasia, or more commonly known as BPH. Our primary product, the patented TUNA system, is designed to offer a safe, cost effective, minimally invasive treatment for BPH and an alternative to drug therapy and major surgery. "TUNA" stands for Transurethral Needle Ablation. International sales of our TUNA system commenced in late 1993, and commercial sales began in the United States in late 1996, after we received clearance for our VTS ProVu TUNA system from the U.S. Food and Drug Administration. In February 2001, we received clearance from the FDA for our next generation TUNA system, the Precision system, which is designed specifically for the physician office environment.

VidaMed was organized as a California corporation in July 1992 and reincorporated in Delaware in June 1995. Our principal executive offices are located at 46107 Landing Parkway, Fremont, California 94538. Our telephone number is (510) 492-4900.

BPH - The Medical Condition and Market

The prostate is a fibromuscular gland that surrounds the urethra and lies immediately below the bladder in the male. The normal prostate is approximately the size of a walnut. The prostate gradually enlarges over a man's lifetime, a naturally occurring, non-cancerous condition known as BPH. As the benign nodules grow around the tube-like urethra, this growth obstructs the flow of urine released from the bladder. As a result of BPH, men begin to experience problems with urination which include:

 .  Decreased force of urinary stream;

 .  Frequency, or the need to urinate more often, especially at night;

 .  Urgency, or the sudden need to urinate;

 .  Incomplete emptying of the bladder; and

 .  Difficulty starting to urinate.

A delay in treatment can have serious consequences, including complete obstruction (acute retention of body waste or urine), urinary tract infections, loss of bladder functions, and in extreme cases, kidney failure. The symptoms can be debilitating and can significantly alter a sufferer's quality of life.

BPH is a very common condition among older men. According to industry sources, the percentage of men suffering from symptoms of BPH is approximately 40-50% for men in their 50s and increases to more than 80% for men over 80. It is estimated that approximately 23 million men worldwide suffer symptoms of BPH, with current annual expenditures in excess of $10 billion.

Many patients diagnosed with BPH are regularly monitored and given diagnostic tests by their physicians but, due in part to the side effects and complications associated with current BPH therapies, elect not to receive active intervention. This is a course of inaction known as watchful waiting. If symptoms persist or worsen, alternative treatments, such as our TUNA procedure, drug therapy or surgical intervention is usually recommended. Drug therapy is the most commonly used therapy for the treatment of BPH today. Drugs must be taken daily indefinitely, and it is reported that over 20% of patients that start drug therapy will stop taking drugs due to side effects such as dizziness or headaches or because they are no longer effective. The "gold standard" surgical procedure for treatment of BPH is the Transurethral Resection of the Prostate, commonly known as TURP. TURP is an invasive surgery in which portions of the prostatic urethra and surrounding tissue are removed thereby widening the urethral channel for urinary flow. TURP requires general anesthesia during surgery, requires a lengthy recovery time and is reported to have a high rate of side effects and complications.

VidaMed's TUNA System and Procedure

We have developed the TUNA system to provide an alternative therapy to drugs and major surgery. Our TUNA procedure is designed to restore and improve urinary flow while resulting in fewer complications and adverse effects, shorter recovery time and greater cost effectiveness than other therapies. We believe that the overall cost of treatment with the TUNA procedure will be less than the cost of most other interventional BPH therapies because the procedure is designed to be performed in a physician's office or other outpatient setting and to result in fewer complications.

Our TUNA system is designed to deliver low levels of radio frequency energy precisely into prostate tissue to relieve the symptoms associated with an enlarged prostate. The principal components of the TUNA system are the radio frequency generator, a reusable hand-piece and telescope, and a single-use disposable catheter needed for each procedure. The TUNA procedure shrinks targeted tissue in and surrounding the prostate, leading to improved urinary flow. Physicians generally perform the TUNA procedure with local anesthesia, such as lidocaine jelly, and an oral sedative, in under 30 minutes. Physicians using our next-generation Precision system can generally perform the procedure in approximately 20 minutes.

We believe that the design of our TUNA system offers significant advantages over other BPH therapies. Because the components of the TUNA system shield the urethra and deliver and monitor radio frequency energy precisely in the interior of the prostate, the procedure protects the prostatic urethra and reduces the risk of unintended thermal damage to surrounding structures. In other procedures where this control does not exist, the urethra and other structures, such as the penis or rectum, can be damaged or destroyed, causing significant patient discomfort and complications.

In February 2001, our next-generation system, the Precision system, was cleared by the FDA. The Precision system was designed specifically for the physician office environment. It offers a significantly faster average treatment time of only 20 minutes for a typical-sized prostate, compared with approximately 30 minutes for current therapies, including our VTS ProVu TUNA system. In addition, the Precision system has an intuitive user interface featuring Precise Reassurance Technology. Precise Reassurance Technology monitors intra-prostatic temperature 50 times each second, and provides essential real-time feedback to the physician reassuring a safe and successful treatment.

Clinical Studies

We perform clinical trials of the TUNA procedure to obtain clinical data to support new indications, to obtain long-term durability data, and to gather data in supporting Medicare and other reimbursement approvals in various markets. We began international clinical evaluation of the TUNA procedure in March 1993 and the U.S. trials in November 1994. We are currently involved in clinical studies in Germany, France and Spain for reimbursement approval and acceptance within the medical community. Multi-center and multi-year studies are in progress to evaluate the TUNA procedure in the treatment of the median lobe, and an anesthesia study was done to scientifically document the TUNA procedure in the office setting.

In the clinical trials conducted both in the United States and internationally, the majority of TUNA patients for whom follow-up data are available show significant relief from the symptoms of BPH, with insignificant post-procedure complications. These results, including one-, two- and three-year data, are published in peer-reviewed articles and in the Journal of Urology published by the American Urological Association.

Third-Party Reimbursement

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

Due to the age of the typical patient suffering from an enlarged prostate, Medicare reimbursement is particularly critical for widespread market acceptance of our TUNA system in the United States. In 1997, we began marketing and selling the TUNA system to office-based urology practices in the U.S., assuming that after receiving FDA clearance, third-party reimbursement, including Medicare, would be approved for those locations. In mid-1998, Medicare announced that approval of any new office-based or ambulatory surgery center procedures would be delayed until at least mid-2000 due to year 2000 compliance issues. As a result, Medicare reimbursement for the TUNA procedure was made available only for procedures performed in hospital-based settings, on a reasonable cost basis, and required individual state-by-state approval.
Starting in late 1998 and throughout 1999, we focused our sales and marketing efforts on obtaining the required individual state Medicare reimbursement approvals and implementing a new U.S. hospital-based "fee-per-use" sales and marketing model. As of March 1, 2001, 49 states had approved hospital-based Medicare reimbursement coverage for the TUNA procedure. Under the reasonable cost basis method of reimbursement, we charged the hospital a fee-per-use charge of approximately $2,600 for each TUNA procedure performed, and combined with other direct and indirect overhead costs the hospital incurred in conducting the TUNA procedure, the hospital was reimbursed by Medicare for these reasonable costs. In addition to the hospital, the urologist that performed the TUNA procedure was reimbursed by Medicare approximately $600 per procedure.

In August 2000, the U.S. Health Care Financing Administration, or HCFA, which administers Medicare reimbursement, replaced the reasonable cost basis reimbursement for outpatient hospital-based procedures, like the TUNA procedure, with a new fixed rate or "prospective payment system." Under this new method of reimbursement, a hospital receives a fixed reimbursement of approximately $1,875 for each TUNA procedure performed in its facility, although this rate can be higher or lower depending on a wage index factor for each hospital. The urologist performing the TUNA procedure continues to be reimbursed approximately $600 per procedure. With this change in reimbursement, we continue to market and sell the TUNA procedure to hospitals on a fee-per-use basis, but our fee-per-use pricing has been reduced.

In November 2000, HCFA published revisions to the Medicare payment rates for invasive heat therapies for the treatment of BPH in the urologist's office. Coverage of the TUNA procedure was included in the ruling, which will be phased in over the next year. The reimbursement rate (inclusive of the physician's fee) for the TUNA procedure in the urologist's office is currently $2,455 and will increase to $3,043 beginning January 1, 2002.

In addition to the United States, our TUNA system receives governmental reimbursement in Japan and Canada. Currently, we are seeking reimbursement approvals in several countries in the European Union.

Our goal is to establish the TUNA system as a global standard of care for the treatment of BPH. Our business strategy to achieve this goal is to continue to support our existing hospital-based customers, aggressively promote our product to the physician office-based market and focus our marketing and sales efforts on patient education and physician support.

Distribution

We distribute the TUNA system both domestically and internationally. In the United States, we market the TUNA system through a network of direct sales and marketing representatives, account specialists and independent dealers. We directly market and sell the TUNA system to hospitals, urologists and surgery centers through direct sales of our equipment and cartridges and through a "fee-per-use" program. Under the "fee-per-use" program, we place an entire TUNA system with a customer at no charge to the customer. Revenue is generated upon shipment of a single-use component needed for each TUNA procedure performed.

We sell our TUNA system outside the United States directly and through a number of strategic distributors experienced in selling products to hospitals and urologists. We have 21 distributors selling our TUNA system in 30 countries worldwide. Each of our distributors has the exclusive right to sell the TUNA system within a defined territory. Our distributors purchase the TUNA system from us at a discount from list price and resell the system to hospitals and urologists. Our distributors determine the price they charge to customers, which varies from country to country. We have entered into written distribution agreements with a majority of our distributors. These distributors are generally subject to minimum annual and quarterly purchase requirements. We generally retain a right to terminate our written agreements if the distributor does not meet its minimum purchase requirements. Our international sales represented 16% of our net sales in 2000 and 32% of our net sales in 1999.

Marketing

We focus our marketing efforts on promoting the benefits of the TUNA system over other alternative therapies, drug therapy and surgical intervention, and building market awareness and acceptance of the TUNA system among urologists.

Our marketing programs include:

 .  exhibiting our TUNA system at key industry trade shows;

 .  presenting at regional and national professional meetings;

 .  commissioning clinical studies on the benefits of the TUNA system;

 .  posting information on our web site and articles in key industry media;

 .  advertising in key industry publications; and

 . training users of the TUNA system in order to increase use once the system is placed.


Manufacturing

We outsource all of our manufacturing, except for the assembly of the reusable handle. We obtain components to build the reusable handle from a number of different suppliers, including a few single source suppliers. We contract with Humphrey Systems, a division of Carl Zeiss, Inc., and Circon Corporation to manufacture the disposable cartridge. We have a written agreement with Humphrey Systems that terminates in January 2002. Prior to that date, either party may terminate this agreement at the end of a month upon 180 days' prior written notice. In February 2001, we entered into a written agreement with Circon Corporation to manufacture the disposable cartridge for a term of three years. Either party may terminate this agreement for any reason upon at least 180 days' prior written notice. We contract with Telo Electronics, a subsidiary of Sanmina MPD, to manufacture the radio frequency generator, and Karl Storz in Germany to manufacture the telescope. We have not qualified any alternative sources of supply for our radio frequency generator or telescope. Both Telo Electronics and Zeiss Humphrey Systems are located within close proximity to our engineering, marketing and administrative facility in Fremont, California.

Patents, Trademarks and Licenses

We rely upon our patents, proprietary technology, trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. Our success will depend in large part upon our ability to obtain and maintain patent protection for our products and technology, to preserve our trade secrets and other intellectual property rights, to continue to develop technological innovations and to operate without infringing the proprietary rights of third parties.

We have been issued 54 United States patents and 91 foreign patents covering apparatus and methods of prostate ablation using the TUNA system and the design of the TUNA system. The earliest termination date of any of our United States patents is in 2009, with the majority of patents scheduled to continue in effect through the year 2013. At the end of fiscal 2000, we had 10 patent applications pending in the United States and 38 corresponding patent applications pending in various foreign countries. Our patents focus on methods for delivery of low-power radio frequency energy to the prostate for the treatment of an enlarged prostate. We also have rights to technology that allow our products to deliver radio frequency energy to other organs of the human body while protecting surrounding tissue. We believe our patents materially support our place in the market by preventing others from making, using, or selling devices that copy our treatment methods and equipment. It is our policy to aggressively protect our patents, trademarks and other intellectual property.

We also enter into patent and technology license agreements with others when management determines it is in our best interest to do so. We have licensed to others the use of our technology where such use does not materially interfere with our business. We pay royalties under existing patent license agreements for the use of patents in certain products, in which patents are licensed for the life of the patents.

We do not consider our business materially dependent upon any one patent or patent license, although taken as a whole, our rights and the products made and sold under patents and patent licenses are important to our business.

We own various registered and unregistered trademarks and tradenames that we use in our business. We have registered the name "VidaMed" and "TUNA" in the U.S. and in most foreign countries where our TUNA system is sold. We are in the process of registering the trademarks and tradenames, "VTS ProVu", "Precision" and "Precise Reassurance Technology.

Competition

Competition in the market for the treatment of BPH comes from invasive therapies, such as TURP, and from non-invasive courses of action, such as drug therapy and watchful waiting. There are four well recognized prescription drugs available in the United States for treating the symptoms of BPH, Flomax (sold by Boehringer Ingelheim International GmbH), Hytrin (sold by Abbott Laboratories), Cardura (sold by Pfizer Inc.) and Proscar (sold by Merck & Co., Inc.). Drug therapy is currently the first line therapy prescribed by most physicians in the United States for BPH. Due to the large yet still uninformed marketplace of men suffering from BPH, we do not consider the drug manufacturers as major threats or direct competitors, but more as alternative therapies that have significant resources to bring awareness to this quality of life condition for which we believe our TUNA system can provide a safe, effective and long lasting treatment.

Competition in the market for minimally invasive devices to treat BPH continues to grow, but due to lengthy regulatory and reimbursement hurdles, the market is expected to be divided into three types of thermal heat therapies. These include radio frequency energy (VidaMed), microwave (Urologix, Inc.) and interstitial laser (Johnson & Johnson) therapies. All three of these therapies, and only these three, have been approved for in-office Medicare reimbursement starting in January 2001. All three of these minimally invasive treatments try to safely, quickly and comfortably ablate prostate tissue through heat therapy. We believe our safe and precise delivery of radio frequency energy, uniquely treating various shapes and sizes of enlarged prostates in as few as 20 minutes, in the comfort of a urologist's office using only local anesthesia, sets us apart from other minimally invasive therapies.

Governmental Regulation

United States

The TUNA system and the other products we are developing are regulated in the U.S. as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDC Act. Under the FDC Act, the FDA regulates, among other things, the research, testing, design, manufacture, safety, efficacy, labeling, storage, record keeping, advertising and promotion of medical devices.

Before we can market a new medical device in the U.S., we must obtain clearance from the FDA of a premarket notification under Section 510(k) of the FDC Act, referred to as a 510(k) notification, or approval of a premarket approval application, or PMA. All of our products to date have been subject to 510(k) clearance requirements. The FDA will typically grant a 510(k) marketing clearance if a company can establish that the device is substantially equivalent to a legally marketed device. It generally takes three to 12 months from the date of a 510(k) submission to obtain clearance, but it may take longer if the FDA requests additional information or requires data from a clinical trial.

To date, we have received 510(k) clearance from the FDA with respect to our VTS ProVu TUNA system and our new Precision TUNA system. While we have been successful to date in obtaining regulatory clearance of our products through the 510(k) notification process, our future products may not meet the requirements for 510(k) clearance. If the FDA concludes that any product does not meet the requirements for 510(k) clearance, then a PMA would be required and the time required for obtaining regulatory approval would be significantly lengthened.

Once 510(k) clearance has been received, any products that we manufacture or distribute are subject to extensive and continuing regulation by the FDA. Modifications to devices cleared via the 510(k) process may require a new 510(k) submission. We have made modifications to the TUNA system that we believe did not require the submission of new 510(k) notifications. If the FDA disagrees with us and requires us to submit a new 510(k) notification for any prior device modification, we may be prohibited from marketing the modified device until the FDA clears the new 510(k) submission.

As required by law, we have registered with the FDA as a medical device manufacturer. As such, our facilities have been subject to inspection on a routine basis for compliance with current Good Manufacturing Practice regulations, also called the Quality System Regulations. These regulations govern our methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation, and servicing of finished devices for human use. These requirements are intended to assure that finished devices will be safe and effective and otherwise in compliance with the FDC Act. The FDA has issued a certificate stating that the last inspection showed that our plant, at the time of inspection, appeared to be in substantial compliance with CGMP.

If the FDA believes we are not in compliance with law, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against us and our officers and employees. If we fail to comply with these regulatory requirements, our business, financial condition and results of operations would be harmed. In addition, regulations regarding the manufacture and sale of our products are subject to change. We cannot predict the effect, if any, that these changes might have on our business, financial condition and results of operations.

International

Either directly or through our distributors and independent sales representative, we have received approvals to market our VTS ProVu TUNA system in several foreign countries, including Japan, Canada and the European Union. Most other countries accept the regulatory approval of the FDA; and therefore, specific regulatory approval is not necessary in these countries. Currently, our Precision system has only received regulatory approval in the United States. We are seeking approval for the Precision system in Japan, Canada and the European Union. We may not obtain these foreign approvals on a timely basis, or at all.

In order to market a medical device in Japan, an importer or a manufacturer must obtain "shonin" approval confirming the safety and efficacy of the medical product. All such devices are regulated under the Pharmaceutical Affairs Law administered by the Ministry of Health and Welfare (MHW). In order to handle a shonin-approved product, an importer, manufacture or seller needs to obtain a "Kyoka" license based on its facility, personnel and the qualifications of one or more technical directors. We use Admis, Inc. of Tokyo, Japan as our in-country care taker to obtain all necessary shonin and Kyoka license approvals. Admis is responsible for preparing and submitting our applications in the Japanese language and makes itself available for inquiries from relevant parties including the MHW. We presently have shonin applications pending before the MHW.

In order to market and sell our products in the member countries of the European Union, we are required to comply with the medical device directive and obtain CE mark certification. CE mark certification is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Our ISO 9001/EN 460001 registration and conformance with the medical device directives have allowed us to affix the CE mark to our VTS ProVu TUNA system and export it to any EC-member country. International regulatory authorities routinely inspect our manufacturing facilities and the manufacturing facilities of our third party manufacturers in the U.S. in order to assure compliance with applicable quality system regulations.

Research and Development

Our research and development efforts are currently focused on improving the features of the TUNA system and reducing its cost and the time it takes to perform a TUNA procedure. Ongoing research and development efforts include increasing the range of energy output of the radio frequency generator, providing support for clinical trials, working with physicians to develop product enhancements and developing devices for urological applications other than BPH. Our research and development expenses were $3,262,000, $3,034,000 and $4,241,000 in 2000, 1999 and 1998, respectively.

Backlog

We do not have a backlog of orders for our products in countries where the TUNA system is sold and anticipate that we will continue to be able to ship orders within days of their receipt. Accordingly, we do not anticipate that we will develop a significant backlog in the future.

Employees

As of March 1, 2001, we employed 74 individuals on a full-time basis. Of these, 73 were located in the United States and one in Germany. We also have several part-time employees and consultants. None of our employees are covered under collective bargaining agreements. We consider relations with our employees to be good.

Item 2.   PROPERTIES

We lease approximately 35,000 square feet in one building in Fremont, California, which contains our engineering, marketing, warehousing, shipping and administrative operations. The principal lease expires in May 2002, with an option to extend the lease for an additional five years. We believe that our current facilities are adequate to meet our needs for the foreseeable future.

Item 3.   LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, their ages and the offices held, as of March 1, 2001, are as follows:

          Name             Age                       Title
------------------------- ----- ------------------------------------------------
Randy D. Lindholm           45  President, Chief Executive Officer and Chairman
                                of the Board

John F. Howe                48  Vice President, Finance and Chief Financial
                                Officer

Stephen J. Williams         48  Vice President, Operations and Chief Operating
                                Officer

Lewis P. Chapman            50  Vice President, Global Marketing and Sales and
                                Chief Business Officer

Officers are appointed by the Board of Directors and serve at thc discretion of the Board. Each executive officer is a full-time employee of VidaMed. There are no family relationships among the officers and directors of VidaMed. Information regarding the business experience of the executive officers of VidaMed is set forth below.

Randy D. Lindholm has served as our Chairman, President and Chief Executive Officer since August 1999. Prior to assuming his present position, Mr. Lindholm served as our Executive Vice President, Sales and Marketing from July 1998 to August 1999. Mr. Lindholm held various positions with Mallinckrodt, Inc. (formerly Nellcor Puritan Bennett) from 1993 through 1998. Mr. Lindholm's most recent position at Mallinckrodt, from January 1998 through August 1998, was Vice President--North American Respiratory Field Operations, where he was responsible for the Mallinckrodt's field sales, service and clinical team in North America that included an organization of 350 people and over $700 million in revenue. Mr. Lindholm served as Vice President--Americas Field Operations from August 1996 to January 1998 and Senior Director North America--Field Operations from 1993 to July 1996. Prior to his service at Mallinckrodt, Mr. Lindholm was with GE Medical Systems for 15 years where he held a number of positions in sales, sales management and marketing.

John F. Howe has served as our Vice President of Finance and Chief Financial Officer since August 1999. Prior to joining VidaMed, Mr. Howe served as Vice President of Finance and Controller for the Hospital Division of Mallinckrodt (formerly Nellcor Puritan Bennett), from August 1995 to October 1998. Mr. Howe served as Senior Director and head of Nellcor's Service Division from April 1993 to July 1995 and held various other positions with Nellcor in finance and operational management between 1986 and 1993, including a three-year expatriate assignment in the Netherlands as European Finance Director. Previously, Mr. Howe spent seven years with IVAC Corporation, then a subsidiary of Eli Lilly & Company, where he held various financial accounting and management positions.

Stephen J. Williams has served as our Chief Operating Officer since April 2000. Mr. Williams has nearly 20 years of experience in the areas of medical devices, diagnostics and pharmaceuticals. Prior to joining VidaMed, he served as Vice President of Operations for Humphrey Systems, a division of Carl Zeiss, Inc., where we outsource the manufacturing of our disposable hand pieces, from June 1995 to April

2000. Previously, Mr. Williams spent seven years with Allergan, Inc., a pharmaceutical company, in various management positions,

Lewis P. Chapman became our Vice President of Global Marketing and Sales, Chief Business Officer in February 2001. Prior to joining VidaMed, he served as an independent contractor working as Vice President of Business Development for Arthrosome, Inc., a start-up company developing novel therapeutics for the treatment of inflammatory diseases, from October 2000 to January 2001. From March 2000 to September 2000, Mr. Chapman was Vice President, Global Marketing for Nexell Therapeutics Inc., a fully integrated biopharmaceutical company specialized in cellular therapies for cancer and immune diseases. From December 1998 to February 2000, he served as Executive Vice President of BGM Health Communications, Inc., a healthcare strategic marketing and medical advertising agency. From April 1997 to November 1998, he served as Vice President of Corporate Development at Geomed Inc., a bio-pharmaceutical company. From September 1995 to March 1997, Mr. Chapman served as Vice President Marketing, Sales and Business Development for Matrix Pharmaceutical, Inc., a biopharmaceutical company specializing in new approaches to treat cancer.


                                    PART II

                              ____________________

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price

Our common stock is quoted on The Nasdaq SmallCap Market under the symbol "VIDA." Prior to December 3, 1999, our common stock was quoted on The Nasdaq National Market. The quarterly high and low prices of our common stock as reported by Nasdaq are included in the table below.

              Quarter Ended                     High              Low
------------------------------------------- --------------- -----------------

Fourth quarter ended December 31, 2000         $2.938            $2.000
Third quarter ended September 30, 2000          3.375             1.625
Second quarter ended June 30, 2000              3.656             1.500
First quarter ended March 31, 2000              5.875             1.797

Fourth quarter ended December 31, 1999         $3.563            $1.500
Third quarter ended September 30, 1999          2.969             1.500
Second quarter ended June 30, 1999              3.906             1.500
First quarter ended March 31, 1999              3.125             1.625

The foregoing prices reflect inter-dealer prices, without dealer markup, mark-down or commissions, and may not represent actual transactions.

Number of Record Holders; Dividends

As of March 20, 2001, there were 265 record holders of our common stock and approximately 6,000 beneficial owners. To date, we have not declared or paid any cash dividends on our common stock and we do no intend to do so in the foreseeable future.

Previous Sales of Unregistered Securities

In November 2000, we sold an aggregate of 4.42 million shares of our common stock for $2.00 per share, or an aggregate of $8,850,000, to 21 investors, including several existing stockholders, such as Medtronic Asset Management, Inc., Circle F Ventures, LLC and Brookside Capital Partners Fund, L.P. We did not issue any other unregistered securities during the quarter ended December 31, 2000. No underwriting commissions or discounts were paid with respect to the sales of the unregistered securities in November 2000. All of the sales were made to accredited investors in reliance on Rule 506 of Regulation D and
Section 4(2) under the Securities Act of 1933, and we have disclosed any related party sales. Prior to making the sales, we inquired the investors to establish that the sales qualified for the exemptions from the registration requirements. In particular, we confirmed that (1) all offers of sales and sales were made by personal contact from our officers or directors or other persons closely associated with us; (2) each investor made representations that the investor was sophisticated in relation to this investment (and we have no reason to believe the representations were incorrect); (3) each purchaser gave assurance of investment intent and the certificates for the shares bear a legend accordingly; and (4) all offers and sales were made to a limited number of persons.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                            Years Ended December 31,
                                      ----------------------------------------------------------------------
                                           2000          1999          1998            1997          1996
                                      -------------   -----------  ------------   -------------  -----------
                                                         (in thousands, except per share data)
Operations:

Net revenues.......................    $  8,246      $  5,905     $  1,028        $  9,828      $  3,824
Gross profit (loss)................       4,932         3,081       (2,102)          2,567           145
Operating expenses.................      15,756        14,816       17,707          19,023        13,632
Net loss...........................     (10,655)      (11,901)     (19,873)        (16,470)      (13,543)
Basic and diluted net loss per
  share............................       (0.35)        (0.58)       (1.10)          (1.29)        (1.30)
Shares used in computing
  basic and diluted net loss
  per share........................      30,316        20,631       18,133          12,786        10,382


                                                                  December 31,
                                      ----------------------------------------------------------------------
                                          2000            1999         1998           1997         1996
                                      -------------   -----------  ------------   -------------  -----------
                                                                 (in thousands)
Financial Position:

Total assets.......................   $  19,386     $   7,320       $ 14,132       $ 16,965       $ 12,847
Long-term debt and capital
  lease obligations, less
  current portion..................         ---         1,030          1,785             22          1,305
Accumulated deficit................    (110,775)     (100,120)       (88,219)       (68,346)       (51,876)
Stockholders' equity...............      14,506         1,605          7,323          9,227          3,701

Item 6a. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                                  Year Ended December 31, 2000
                                               ------------------------------------------------------------------
                                                  First             Second             Third*           Fourth*
                                                 Quarter            Quarter           Quarter           Quarter
                                               -----------        -----------       -----------       -----------
                                                              (in thousands, except per share data)
Revenue.................................          $ 2,524            $ 2,418           $ 1,681           $ 1,622
Gross profit............................            1,757              1,527               896               752
Net loss................................          $(2,138)           $(2,227)          $(2,898)          $(3,392)
Basic and diluted net loss per share....          $ (0.07)           $ (0.07)          $ (0.10)          $ (0.11)

                                                                 Year Ended December 31, 1999
                                               ------------------------------------------------------------------
                                                  First             Second             Third             Fourth
                                                 Quarter            Quarter           Quarter            Quarter
                                               -----------        -----------       -----------       -----------
                                                               (in thousands, except per share data)
Revenue.................................          $ 1,037            $ 1,225           $ 1,487           $ 2,156
Gross profit............................              204                579               908             1,391
Net loss................................          $(3,156)           $(3,485)          $(2,769)          $(2,490)
Basic and diluted net loss per share....          $ (0.16)           $ (0.17)          $ (0.13)          $ (0.11)

_______________________
* Reflects procedure price reduction, which became effective August 1, 2000, with the implementation of HCFA's new prospective payment system.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of VidaMed's financial condition and results of operations should be read in conjunction with VidaMed's consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K, the Cautionary Statements Regarding Forward-Looking Statements presented at the beginning of Part I of this Form 10-K and "Certain Important Factors" at the end of this section.

Overview

Since our founding in 1992, we have been engaged in the design, development and marketing of urological systems used to treat the enlarged prostate or benign prostatic hyperplasia, commonly referred to as BPH. We commenced international sales of our patented TUNA system in late 1993, and in October 1996, after receiving FDA clearance, we began marketing and selling the TUNA system to office-based urology practices in the U.S., assuming that after receiving FDA clearance, third-party reimbursement, including Medicare, would be approved for those locations. In mid-1998, Medicare announced that approval of any new office-based or ambulatory surgery center procedures would be delayed until at least mid-2000 due to year 2000 compliance issues. As a result, Medicare reimbursement for the TUNA procedure was made available only for procedures performed in hospital-based settings, on a reasonable cost basis, and required individual state-by-state approval. Starting in late 1998 and through 2000, we focused our sales and marketing efforts on obtaining the required individual state Medicare reimbursement approvals and implementing a new U.S. hospital-based "fee-per-use" sales and marketing model. As of March 1, 2001, 49 states had approved hospital-based Medicare reimbursement coverage for the TUNA procedure. Under the reasonable cost basis method of reimbursement, we charged the hospital a fee-per-use charge of approximately $2,600 for each TUNA procedure performed, and combined with other direct and indirect overhead costs the hospital incurs in conducting the TUNA procedure, the hospital was reimbursed by Medicare for these reasonable costs. In addition to the hospital, the urologist that performs the TUNA procedure was reimbursed by Medicare approximately $600 per procedure.

In August 2000 the U.S. Health Care Financing Administration, or HCFA, which administers Medicare reimbursement, replaced the reasonable cost basis reimbursement for outpatient hospital-based procedures, like the TUNA procedure, with a new fixed rate or "prospective payment system." Under this new method of reimbursement, a hospital receives a fixed reimbursement of approximately $1,875 for each TUNA procedure performed in its facility, although this rate can be higher or lower depending on a wage index factor for each hospital. The urologist performing the TUNA procedure continues to be reimbursed approximately $600 per procedure. With this change in reimbursement, we continue to market and sell the TUNA procedure to hospitals on a fee-per-use basis, but our fee-per-use pricing has been reduced.

In July 2000, HCFA published new Medicare payment rates and a schedule for implementing minimally invasive heat therapies for the treatment of BPH in the urologist's office. Coverage of the TUNA procedure was included in the ruling, which became effective in January 2001. The approximate reimbursement rate (inclusive of physician's fee) for the TUNA procedure in the urologist's office is $2,455 in 2001 and $3,043 in 2002. We anticipate that the demand for the TUNA procedure will increase as we expand the TUNA treatment from the outpatient hospital setting to the convenience and control of physicians' offices. Our goal is to establish the TUNA system as a global standard of care for the treatment of BPH. Our business strategy to achieve this goal is to continue to support our existing hospital-based customers, aggressively promote our product to the physician office-based market and focus our marketing and sales efforts on patient education and physician support.

We expect to continue to incur operating losses through the end of the year 2001 as we expend funds on marketing and sales activities, clinical trials in support of regulatory and reimbursement approvals, and research and development. Our future profitability will be dependent upon, among other factors, our success in achieving market acceptance of the TUNA procedure in the physician's office, our success in obtaining and maintaining necessary regulatory clearances, our ability to manufacture at the volumes and quantities the market requires, the extent to which Medicare and other healthcare payors continue to reimburse costs of the TUNA procedures performed in hospitals, ambulatory surgery centers and physicians' offices and the amount of reimbursement provided.

Results of Operations

Revenues. Net revenues for 2000 increased $2.3 million, or 40%, to $8.2 million in 2000, over 1999 net revenues of $5.9 million. This was the direct result of a 53% increase in U.S. disposable cartridge sales from 2,571 units in 1999 to 3,943 units in 2000. This was primarily due to the strength of our U.S. hospital based fee-per-use program where disposable cartridge sales increased 167% to 2,489 units in 2000 from 932 units in 1999. The volume increase in the U.S. was offset by the procedure price reduction which became effective on August 1, 2000, with the implementation of HCFA's new prospective payment system. Worldwide Disposable Cartridge sales increased by 3,070 from 4,959 in 1999 to 6,468 in 2000. Net revenues for 1999 increased $4.9 million or nearly five times over 1998 revenues of $1.0 million. In 1998, we recognized sales reserves of $2.7 million to adjust for the impact of a delay in office-based Medicare reimbursement.

Cost of Sales and Gross Margins. Cost of product sold increased to $3.3 million in 2000 from $2.8 million in 1999, due primarily to higher product sales resulting from our fee-per-use sales model. Cost of product sold decreased to $2.8 million in 1999 from $3.1 million in 1998, due primarily to the implementation of our fee-per-use sales model and the increased unit sales of disposable cartridges versus higher cost generators.

Due to increased fee-per-use sales in the United States, we continued to recognize significant increases in gross margin in 2000. Under the fee-per-use program, we place the TUNA capital equipment with hospitals at no charge and sell single use cartridges for each TUNA procedure performed. We amortize the cost of the TUNA equipment to cost of sales and recognize the cost of each cartridge upon shipment. Gross profit was $4.9 million or 60% of 2000 revenues. Gross profit was $3.1 million or 53% of 1999 revenues. Gross profit in 1998 was a negative $2.1 million. As a result of low volume and after adjusting for the $2.7 million in sales reserves recorded in 1998, required because of Medicare's delay in approving reimbursement for the TUNA procedure, gross profit was $0.6 million or 16% of 1998 adjusted revenues of $3.7 million.

Research and Development. Research and development expenses increased 10% to $3.3 million in 2000 from $3.0 million in 1999, and down 40% from $4.2 million in 1998. Research and development expenditures in 2000 increased slightly from 1999 as we prepared for the launch of our next generation physician office product. The decrease in research and development expenses from 1998 to 1999 was primarily due to reduced clinical activity in 1999, resulting from the completion of FDA clinical trial studies and the completion of research and development expenditures for our ProVu TUNA system in 1998. Research and development expenses include expenditures for regulatory compliance and clinical trials. Clinical trial costs consist largely of payments to clinical investigators, product for clinical trials, and costs associated with initiating and monitoring clinical trials.

Selling, General and Administrative. Selling, general and administrative expenses increased 6% to $12.5 million in 2000 from $11.8 million in 1999, and down 14% from $13.5 million in 1998. The increase in selling, general and administrative costs in 2000 was a result of expenditures in sales training and sales tools in anticipation of the opening of the physician office market. The higher selling, general and administrative costs in 1998 compared to 1999 were due primarily to a charge to the allowance for doubtful accounts, which was in addition to the $2.7 million sales reserve, necessitated by the length of time involved in obtaining Medicare coverage; a charge incurred in the transition to a new chief executive officer; and non-routine legal expenses related to patent defense.

Interest and Other Income (Expense). Interest and other income was $555,000, $516,000 and $523,000 in 2000, 1999 and 1998, respectively. The level of interest income is directly related to the average level of cash, cash equivalents, and other investment balances and the rate of interest earned thereon. Interest and other expense was $386,000, $682,000 and $587,000 in 2000, 1999 and 1998, respectively. The decrease in interest expense in 2000 was due to the reduced balance of our equipment term loan during the year.

Total Comprehensive Loss. Total comprehensive loss for 2000 was $9,437,000 compared to a net loss of $10,655,000. Total comprehensive loss and net loss for 1999 was $11,901,000. Total comprehensive loss and net loss for 1998 was $19,873,000. For the year 2000, the difference between total comprehensive loss and net loss was a result of two factors.

In August 1994, we received 135,000 shares of common stock in Rita Medical Systems, Inc., a then private company, pursuant to a cross licensing agreement. At the time of the agreement, the value of the common stock was assigned a value equal to our basis in the licensed technology, which was essentially zero. In July 2000, Rita successfully completed an initial public offering of its common stock. As a result, we are now accounting for the investment as a short-term investment and have recorded the security at its fair market value of $1,148,000, resulting in an unrealized gain during 2000 in the same amount. Additionally, the ability to sell the common stock in Rita Medical Systems was restricted by a lockup period, which expired January 2001. At December 31, 2000, we had available-for-sale securities, consisting of commercial paper and corporate bonds with maturities of greater than ninety days and less than one year, that had unrealized gains of $70,000.

Income Taxes. As of December 31, 2000, we had Federal and California net operating loss carry forwards of approximately, $73,000,000 and $27,000,000, respectively. Additionally, we had foreign net operating loss carry-forwards of approximately $24,000,000. The Federal net operating loss carry forwards will expire at various dates beginning in 2007 through 2020 if not utilized. The California net operating losses will expire at various dates beginning in 2000 through 2005 if not utilized.

Utilization of the net operating losses may be subject to an annual limitation due to the ownership change rules provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating losses before utilization.

Fluctuation in Operating Results. Our results of operations have fluctuated in the past and may fluctuate in the future from year to year as well as from quarter to quarter. Revenues may fluctuate as a result of actions relating to regulatory and reimbursement matters and the extent to which the TUNA system gains market acceptance.

Operating expenses may fluctuate as a result of several factors, including:

 .  The timing of expansion of sales and marketing activities;

 .  Costs of clinical activities; and

 . Research and development and selling, general and administrative expenses associated with the potential growth of our organization.

Fluctuations in our operating results could have a material adverse affect on our business by, among other things, disrupting our cash flow, limiting our ability to attract investors, and impairing our ability to implement long range plans. As a result, there can be no assurance as to when or whether we will achieve profitability. If profitability is achieved, there can be no assurance such profitability will continue in the future.

Liquidity and Capital Resources

As we began fiscal 2000, we believed that our current cash balances, projected cash flows from operations, including our fee-per-use program, and cash available under our Transamerica financing facility would be sufficient to meet our current operating and capital requirements through the end of 2000. Reduced pricing resulting from the implementation of the prospective payment system by HCFA, which became effective in August 2000, and additional sales and marketing costs incurred in connection with the anticipation of physician office reimbursement becoming effective in January 2000, required us to obtain additional financing in 2000 to meet our operating and capital requirements.

In November 2000, we sold an aggregate of 4,425,000 shares of our common stock for $2.00 per share, or an aggregate of $8,850,000, to 21 accredited investors, including several existing stockholders.

We have debt financing with Transamerica Technology Finance, a division of Transamerica Corporation. This facility is secured by our assets and consists of a revolving accounts receivable-based credit line of up to $3 million and a $2.5 million equipment term loan. The term loan was funded in full as of December 31, 1998, at an interest rate of 12% per year. Repayment of that loan is amortized over a three-year period, with the first monthly payment having been made in December 1998. As of December 31, 2000, we owed $975,000 on this equipment term loan. As of December 31, 2000, we borrowed approximately $801,000 against the revolving accounts receivable-based line at a rate of 10.50% per year. The revolving credit line has a minimum interest payment of $96,000 per year. Upon initiation of this financing, Transamerica received a five-year warrant to purchase 55,000 shares of our common stock at a price of $0.89 per share.

In October 1999, we entered into an Amendment and Waiver Agreement with Transamerica. Under that agreement, Transamerica waived an event of default under our Loan and Security Agreement resulting from the inclusion of a going concern uncertainty paragraph in an updated opinion from our independent auditors regarding our fiscal 1998 financial statements. In consideration for the waiver, we paid Transamerica a $10,000 fee and issued it a warrant to acquire to 20,000 shares of our common stock for a purchase price of $0.89 per share. In January 2000, we renewed our debt financing with Transamerica and in consideration of this renewal paid a $15,000 fee and issued a warrant to acquire an additional 77,320 shares of common stock for a purchase price of $1.94 per share. In January 2001, our debt financing with Transamerica automatically renewed.

Management believes that the proceeds of our November 2000 equity financing together with existing cash and anticipated revenues from both the existing hospital and the new physicians' office market, will be sufficient to fund operations at current levels through the end of year 2001.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," or SFAS 133, which is required to be adopted for the year ending December 31, 2001. Management does not anticipate that the adoption of SFAS 133 will have a significant effect on our operating results or financial position.

In December 1999, the SEC issued SEC Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements," or SAB 101. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In October 2000, the SEC issued a "Frequently Asked Questions" document on SAB 101 to provide further definitive guidance on its implementation. SAB 101 is effective for years beginning after December 15, 1999 and was required adopted by us in the quarter ended December 31, 2000, retroactive to the beginning of the year. SAB 101 did not have a significant effect on our operating results, financial position or cash flows.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 clarifies certain elements of APB Opinion No. 25, including: the definition of employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as non-compensatory, the accounting consequences of whether modifications to the terms of a previously fixed stock option award and the accounting for an exchange of stock compensation in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that have occurred after either December 15, 1998 or January 12, 2000. The adoption of this interpretation did not have a material impact on our operating results, financial position or cash flows in the year ended December 31, 2000.

Certain Important Factors

In addition to the factors identified above, there are several important factors that could cause our actual results to differ materially from those anticipated by us or which are reflected in any of our forward-looking statements. These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following:

We have incurred substantial losses since our inception, and if physicians do not purchase and use our TUNA system and the related disposables in sufficient quantities, we may be unable to achieve and maintain profitability.

We incurred a net loss of approximately $10.7 million for the year ended December 31, 2000, and have incurred substantial losses since our inception from costs relating to the development and commercialization of our TUNA system. As of December 31, 2000, we had an accumulated deficit of approximately $110.8 million. We expect to continue to incur operating losses in the near future as we expend funds on sales and marketing activities, clinical trials in support of reimbursement approvals and research and development. Our future profitability depends upon our ability to sell sufficient quantities of our TUNA system and the related disposables to generate revenue in excess of our planned expenditures. Our ability to sell sufficient quantities of our TUNA system and the related disposables depends upon numerous factors, including:

     .  our success in achieving market acceptance of the TUNA system;

     . our success in obtaining and maintaining necessary regulatory clearances and approvals;

     . the extent to which Medicare and other healthcare payors continue to reimburse the costs of TUNA procedures and the amounts of reimbursement provided; and

     . our success in expanding our sales and marketing efforts to sell the TUNA system into urologists' offices.

We depend upon our TUNA system, which is our only product, for all of our revenues.

All of our revenues are derived from sales of our TUNA system. As a result, our success is solely dependent upon the success of our TUNA system. We began selling the TUNA system in late 1993. To date, our TUNA system has not received widespread market acceptance. Any factors adversely affecting the pricing of, demand for or market acceptance of our TUNA system, such as competition or technological change, would significantly harm our business.

Our TUNA system consists of a radio frequency generator, a reusable handle, a disposable cartridge and an optical telescope. If a material problem develops with any one or more of those components, our revenues would suffer. Possible problems that we may experience with our TUNA system include:

     .  malfunctions;

     .  failure to comply with or changes in governmental regulations;

     .  product recalls;

     .  product obsolescence;

     .  patent infringement claims;

     .  inability to protect our intellectual property; and

     .  shortages of one or more of the components of the system.

We outsource almost all of our manufacturing and rely upon several single source suppliers to manufacture two of the four major components to our TUNA system. The termination of these relationships or the failure of these manufacturers to supply us components on a timely basis or in significant quantities would likely cause us to be unable to meet customer orders for our TUNA system and harm our business.

We outsource all of our manufacturing, except for the assembly of the reusable handle. We obtain components to the reusable handle from a number of different suppliers, including a few single source suppliers. We are aware of a few other qualified suppliers for many of these components. We contract with Humphrey Systems, a division of Carl Zeiss, Inc., and Circon Corporation to manufacture the disposable cartridge, Telo Electronics, a subsidiary of Sanmina MPD, to manufacture the radio frequency generator, and Karl Storz in Germany to manufacture the telescope. We have not qualified any alternative sources of supply for our radio frequency generator or telescope. We have written agreements with Humphrey Systems and Circon Corporation to manufacture the disposable cartridge. Either party may terminate these agreements for any reason upon at least 180 days prior written notice. We do not have any other supply agreements with these suppliers or any of our other suppliers that require them to supply us with components to our TUNA system.

Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, product recalls, quality control and assurance, component supply and lack of qualified personnel. If any of our manufacturers experience production problems, we may not be able to locate an alternate manufacturer promptly. Identifying and qualifying alternative suppliers of components takes time and involves significant additional costs and may delay the production of the TUNA system. The FDA requires us to identify any supplier we use. The FDA may require additional testing of any component from new suppliers prior to our use of these components. The termination of our relationships with these single source suppliers or the failure of these parties to supply us with the components to the TUNA system on a timely basis and in sufficient quantities would likely cause us to be unable to meet customer orders for our products in a timely manner or within our budget and harm our business.

The TUNA procedure is a new therapy and may not be accepted by physicians, patients and healthcare payors, which would significantly harm our business.

Physicians will not recommend the TUNA procedure unless they conclude, based on clinical data and other factors, that it is an effective alternative to other methods of enlarged prostate treatment, including more established methods. In particular, physicians may elect not to recommend the TUNA procedure until the long term duration of the relief provided by the procedure has been established. Clinical data for assessing the durability of relief provided by the TUNA therapy does not extend beyond five years. Some physicians may consider five years of clinical data to be sufficient evidence of durability and others may not. As time passes since the first TUNA procedures were performed, and as more procedures are performed, the clinical data will continue to be developed. We are in the process of conducting multi-year patient follow-up studies to assess the durability of the relief provided by the TUNA procedure. We cannot assure you that these studies will support the durability of the relief provided by the TUNA procedure. Even if the clinical efficacy of the TUNA procedure is established, physicians may elect not to recommend the procedure unless acceptable reimbursement from healthcare payors is available. Healthcare payor acceptance of the TUNA procedure will require evidence of its cost effectiveness compared with other therapies for an enlarged prostate, which will depend in large part upon the duration of the relief provided by the TUNA procedure. Patient acceptance of the procedure will depend in part upon physician recommendations and on other factors, including the degree of invasiveness and the rate and severity of complications associated with the TUNA procedure compared with other therapies. Patient acceptance of the TUNA procedure will also depend upon the ability of physicians to educate these patients on their treatment choices. Our marketing strategy must overcome the difficulties inherent in the introduction of new technology to the medical community.

We depend upon several of our executive officers and key employees, and if we are unable to retain these individuals, our business could suffer.

Our ability to grow and our future success will depend to a significant extent upon the continued contributions of our senior management and key employees, many of whom would be difficult to replace. Our Chairman of the Board, President and Chief Executive Officer, Randy D. Lindholm, joined VidaMed in 1998. Many other members of our management and key employees have been with VidaMed for a number of years and have extensive experience with other medical technology companies. The success of our business is dependent upon the ability, experience and performance of these individuals and our ability to retain these individuals. We do not have key person life insurance on any of our personnel.

If we are unable to attract and retain qualified personnel, our business could suffer.

Our future success depends in large part upon our ability to identify, attract and retain highly qualified managerial, technical and sales and marketing personnel. Competition for these individuals is intense, especially in the Silicon Valley area where our principal executive office is located. We may not succeed in identifying, attracting and retaining these personnel. Our inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel, particularly managerial, technical and sales and marketing personnel, could make it difficult for us to manage our business and meet key objectives, which would harm our business. There is intense competition for skilled sales and marketing employees, especially for individuals who have experience selling medical devices. We may be unable to hire skilled individuals to sell our TUNA system, which could harm our business.

If we fail to compete successfully in our market, our revenues and operating results may be adversely affected and we may not achieve future growth.

Although there is a large market for the treatment of men suffering from enlarged prostate, there are a number of therapies competing for market share. Competition in the market for minimally invasive devices to treat this condition is primarily two competitors, Urologix, Inc. and Johnson & Johnson. Both of these competitors have:

     .  better name recognition;

     .  more widely accepted products and broader product lines;

     .  greater sales, marketing and distribution capabilities; and

     . more established relationships with some of our existing and potential customers.

Johnson & Johnson also has significantly greater financial resources and larger research and development staffs and facilities than us. Our competitors will likely continue to improve their products and develop new competing products. Other competitors will likely also emerge. We may be unable to compete effectively with our competitors if we cannot keep up with existing or new alternative products, techniques, therapies and technology in the treatment of BPH market. Our competitors may commercially introduce new technologies and products that are more effective than our products or render our products obsolete. Competition in our market may also result in pricing pressures that may decrease the sales prices for our products.

If our patents and other intellectual property rights do not adequately protect our products or if we are sued for violating the intellectual property rights of others, we may be unable to gain market share or operate our business profitably.

We rely on patents, trade secrets, trademarks, copyrights, know-how, license agreements and contractual provisions to establish and protect our intellectual property rights. These legal means, however, afford us only limited protection and may not adequately protect our rights or remedies to gain or keep any advantages we may have over our competitors. In addition, litigation may be necessary to enforce our intellectual property rights, to protect our patents and trade secrets and to determine the validity and scope of our proprietary rights. Any litigation would likely result in substantial expense and divert our attention from implementing our business strategy. Furthermore, we cannot assure you that others have not developed or will not develop similar products or manufacturing processes, duplicate any of our products or manufacturing processes, or design around any of our patents.

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We are aware of patents held by other participants in our market, and we cannot assure you that we will not in the future become subject to patent infringement claims and litigation or United States Patent and Trademark Office interference proceedings. Intellectual property litigation would likely result in substantial cost to and diversion of effort by us. If we lose one of these proceedings, a court, or a similar foreign governing body, could require us to pay significant damages to third parties, require us to seek licenses from third parties and pay ongoing royalties, require us to redesign our products, or prevent us from manufacturing, using or selling our products. In addition to being costly, protracted litigation regarding our ability to incorporate intellectual property into our products could result in our customers or potential customers deferring or limiting their purchase or use of the affected products until resolution of the litigation.

Our future revenues depend upon our customers receiving third party reimbursement.

The continuing efforts of government and insurance companies, health maintenance organizations and other payors of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on healthcare reform, including the reform of Medicare and Medicaid systems, and on the cost of medical products and services. Our ability to commercialize the TUNA system successfully will depend in part upon the extent to which the users of our product obtain appropriate reimbursement for the cost of the TUNA procedure.

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

We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. As of December 31, 2000, our investments consisted of commercial paper and Corporate Bonds with remaining maturities at the date of purchase of greater than 90 days and less than one year and common stock in Rita Medical Systems, Inc. If a 10% change in interest rates were to have occurred on December 31, 2000, such a change would not have had a material effect on the fair value of our commercial paper and government securities portfolio as of that date. Due to the nature of our short-term investments, we have concluded that we do not have a material market risk exposure. Additionally, our ability to sell our common stock in Rita Medical Systems was restricted by a lockup period, which expired January 2001.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14a of this Annual Report on Form 10-K for the required financial statements and supplementary data.

Item 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE

Not applicable.

                                    PART III

                              ____________________

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Executive Officers, Promoters and Control Persons

The information under the captions "Election of Directors -- Information About Nominees" and "Election of Directors -- Other Information About Nominees" in VidaMed's 2001 Proxy Statement is incorporated herein by reference. The information concerning executive officers of VidaMed is included in this Annual Report on Form 10-K under Item 4a, "Executive Officers of the Registrant."

Section 16(a) Beneficial Ownership Reporting Compliance

The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in VidaMed's 2001 Proxy Statement is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

The information under the captions "Election of Directors -- Director Compensation" and "Executive Compensation and Other Benefits" in the VidaMed's 2001 Proxy Statement is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information under the caption "Security Ownership of Principal Stockholders and Management" in VidaMed's 2001 Proxy Statement is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption "Related Party Transactions" in VidaMed's 2001 Proxy Statement is incorporated herein by reference.

                                    PART IV

                              ____________________

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

The following consolidated financial statements of VidaMed and Report of Ernst and Young LLP, Independent Auditors, are included herewith:


     Financial Statements                                                 Page
     --------------------                                                 ----


     Report of Independent Auditors.....................................    27

     Consolidated Balance Sheets as of December 31, 2000 and 1999.......    28

     Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998...................................    29

     Consolidated Statement of Stockholders' Equity for the years ended
     December 31, 2000, 1999 and 1998...................................    30

     Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998...................................    31

     Notes to Consolidated Financial Statements.........................    32

     2.   Financial Statement Schedules

Schedule II--Valuation and Qualifying Accounts is included on page 43. All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

     3.  Exhibits

The exhibits to this Report are listed in the Exhibit Index on pages 44 to 46 below.

A copy of the exhibits referred to above will be furnished at a reasonable cost to any person who was a stockholder of VidaMed as of March 20, 2001, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to: VidaMed, Inc., 46107 Landing Parkway, Fremont, California 94538; Attention: Stockholder Information.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(a).

A. Form of Indemnification Agreement between VidaMed and each of its directors and officers.

B.      Amended and Restated 1992 Stock Plan.

C.      Amended and Restated 1995 Director Option Plan.

D.      Amended and Restated 1995 Employee Stock Purchase Plan.

E Letter of Employment, dated June 22, 1999, between VidaMed and Randy D. Lindholm.

F.      Letter of Employment, dated August 20, 1999, between VidaMed and John F.
        Howe.

G. Letter of Employment, dated March 21, 2000, between VidaMed and Steve J. Williams.

H.      Letter of Employment, dated February 8, 2001, between VidaMed and Lewis
        P. Chapman.

I. Form of Severance Agreement (Change in Control) between VidaMed and Executive Officers.

J.      Form of 1992 Stock Plan Incentive Stock Option Agreement.

K.      Form of 1992 Stock Plan Nonstatutory Stock Option Agreement


(b) Reports on Form 8-K

VidaMed did not file any Current Reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 2001     VIDAMED, INC.


                           By  /s/ Randy D. Lindholm
                              --------------------------------------------------
                               Randy D. Lindholm
                               Chairman, President and Chief Executive Officer (Principal Executive Officer)


                           By  /s/ John F. Howe
                              ------------------------------------------------
                               John F. Howe
                               Vice President, Finance and Chief Financial
                               Officer
                               (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2001 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name and Signature                            Title
        ------------------                            -----

/s/ Randy D. Lindholm          Chairman, President and Chief Executive Officer
---------------------------
Randy D. Lindholm

/s/ Elizabeth H. Davila        Director
---------------------------
Elizabeth H. Davila

/s/ Michael D. Ellwein         Director
---------------------------
Michael D. Ellwein

/s/ Robert J. Erra             Director
---------------------------
Robert J. Erra

/s/ Paulita M. LaPlante        Director
---------------------------
Paulita M. LaPlante

/s/ Kurt C. Wheeler            Director
---------------------------
Kurt C. Wheeler

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Vidamed, Inc.

We have audited the accompanying consolidated balance sheets of Vidamed, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vidamed, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                    /s/ Ernst & Young LLP

Palo Alto, California
February 2, 2001

                                 VidaMed, Inc.
                          Consolidated Balance Sheets
                   (In thousands, except per share amounts)

                                                                                                    December 31,
                                                                                  -------------------------------------------
                                                                                      2000                         1999
                                                                                  ------------------         ----------------
         Assets
Current Assets:
    Cash and cash equivalents                                                            $     6,491               $     2,748
    Short term investments                                                                     9,060                         -
    Accounts receivable, net of allowance (2000-$430, 1999-$1,115)                               800                     1,443
    Inventory                                                                                    649                       415
    Other current assets                                                                         389                       531
                                                                                  ------------------          ----------------
         Total current assets                                                                 17,389                     5,137

Property and equipment, net                                                                    1,898                     2,017
Other assets, net                                                                                 99                       166
                                                                                  ------------------          ----------------
         Total assets                                                                    $    19,386               $     7,320
                                                                                  ==================          ================

         Liabilities
Current liabilities:
    Notes payable current                                                                $     1,776               $     1,394
    Accounts payable                                                                             283                       461
    Accrued compensation                                                                         540                       809
    Accrued advertising                                                                          244                        84
    Accrued other liabilities                                                                  2,037                     1,519
    Restructuring accrual                                                                          -                       146
    Deferred revenue                                                                               -                       272
                                                                                  ------------------          ----------------
         Total current liabilities                                                             4,880                     4,685

    Notes payable, long term                                                                       -                     1,030

    Commitments and contingencies (Note 8)

         Stockholders' Equity:

    Preferred stock, $.001 par value;
         5,000 shares authorized; none
         outstanding at December 31, 2000 and 1999                                                 -                         -
    Common stock, $.001 par value, 60,000 shares
         authorized; 34,833 and 22,962 shares
         issued and outstanding at December 31, 2000
         and 1999, respectively.                                                                  35                        23
    Additional paid-in-capital                                                               124,312                   101,835
    Notes receivable from stockholders                                                             -                      (133)
    Deferred compensation                                                                       (284)                        -
    Accumulated other comprehensive income                                                     1,218                         -
    Accumulated deficit                                                                     (110,775)                 (100,120)
                                                                                  ------------------          ----------------
         Total stockholders' equity                                                           14,506                     1,605
                                                                                  ------------------          ----------------
         Total liabilities and stockholder's equity                                      $    19,386               $     7,320
                                                                                  ==================          ================

                See Notes to Consolidated Financial Statements.

                                  VidaMed, Inc.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                   Years Ended December 31,
                                             ----------------------------------
                                                 2000        1999       1998
                                             ----------- -----------  ---------

Revenues:
      Product sales, net                      $  8,246    $  5,553    $    589
      Licenses fees, grant and other income          -         352         439
                                              --------    --------    --------
      Net revenues                               8,246       5,905       1,028

Cost of products sold                            3,314       2,824       3,130
                                              --------    --------    --------
Gross profit (loss)                              4,932       3,081      (2,102)

Operating Expenses:
     Research and development                    3,262       3,034       4,241
     Selling, general and administrative        12,494      11,782      13,466
                                              --------    --------    --------
     Total operating expenses                   15,756      14,816      17,707

                                              --------    --------    --------
     Loss from operations                      (10,824)    (11,735)    (19,809)

Interest and other income                          555         516         523
Interest and other expense                        (386)       (682)       (587)
                                              --------    --------    --------
Net loss                                      $(10,655)   $(11,901)   $(19,873)
                                              ========    ========    ========
Basic and diluted net loss per share          $  (0.35)   $  (0.58)   $  (1.10)
                                              ========    ========    ========
Shares used in computing basic and diluted
net loss per share                              30,316      20,631      18,133

                See Notes to Consolidated Financial Statements.

                                 VidaMed, Inc.
                Consolidated Statements of Stockholders Equity
                 Years ended December 31, 2000, 1999 and 1998
                     (In thousands, except share amounts)

                                                                            Notes receivable
                                                  Common     Additional            from            Deferred
                                                  Stock     paid-in capital    stockholders       compensation
                                                  ------------------------------------------------------------
Balances at December 31, 1997                       $15            $ 77,789          $(205)           $ (26)
   Exercise of options to purchase 36,386                                 -
     Shares of common stock                           -                  83              -                -
   Issuance of 53,970 shares of common stock                              -
     Under the employee stock purchase plan           -                 195              -                -
   Issuance of 4,632,899 shares of common
    stock,
     Net of offering costs of $639                    5              17,660              -                -
   Amortization of deferred compensation              -                   -              -               26
   Net loss and comprehensive loss                    -                   -              -                -
                                                  ------------------------------------------------------------
Balances at December 31, 1998                       $20            $ 95,727          $(205)               -
   Exercise of options to purchase
    214,882 shares of common stock                    -                 449              -                -
   Issuance of 88,477 shares of common stock
     Under the employee stock purchase plan           -                 163              -                -
   Issuance of 2,731,596 shares of common
    stock,
     Net of offering costs of $235                    3               5,496              -                -

   Proceeds on notes receivable from
    stockholders                                      -                   -             72                -
   Net loss and comprehensive loss                    -                   -              -                -
                                                  ------------------------------------------------------------
Balances at December 31, 1999                       $23            $101,835          $(133)               -
   Exercise of options and warrants to
    purchase 655,155 shares of common stock           1               1,644              -                -
   Issuance of 112,638 shares of common stock
     Under the employee stock purchase plan           -                 164              -                -
   Issuance of 11,103,633 shares of common
    stock,
     Net of offering costs of $288                   11              20,068              -                -
Warrants issued in consideration of debt
 renewal                                                                169              -                -
Proceeds on notes receivable from stockholders                                         133                -
Deferred compensation related to grants of stock
 options, net of amortization                                           433              -             (284)
Net loss
Net unrealized gain on available-for-sale
Net comprehensive loss

                                                  ------------------------------------------------------------

                                                  ------------------------------------------------------------
Balances at 31, 2000                                $35           $ 124,312           $  -          $  (284)
                                                  ============================================================
                                                              Accumulated
                                                                 other                              Total
                                                              Comprehensive       Accumulated    stockholder's
                                                                 income             deficit         equity
                                                  -----------------------------------------------------------
Balances at December 31, 1997                               $       -          $ (68,346)           $  9,227
   Exercise of options to purchase 36,386
     Shares of common stock                                         -                  -                  83
   Issuance of 53,970 shares of common stock
     Under the employee stock purchase plan                         -                  -                 195
   Issuance of 4,632,899 shares of common
    stock,
     Net of offering costs of $639                                  -                  -              17,665
   Amortization of deferred compensation                            -                  -                  26
   Net loss and comprehensive loss                                  -            (19,873)            (19,873)
                                                  ----------------------------------------------------------
Balances at December 31, 1998                               $      -           $ (88,219)           $  7,323
   Exercise of options to purchase
    214,882 shares of common stock                                  -                  -                 449
   Issuance of 88,477 shares of common stock
     Under the employee stock purchase plan                         -                  -                 163
   Issuance of 2,731,596 shares of common
    stock,
     Net of offering costs of $235                                  -                  -               5,499

   Proceeds on notes receivable from
    stockholders                                                    -                  -                  72
   Net loss and comprehensive loss                                  -            (11,901)            (11,901)
                                                  -----------------------------------------------------------
Balances at December 31, 1999                               $       -          $(100,120)           $  1,605
   Exercise of options  and warrants to
    purchase 655,155 shares of common stock                                            -               1,664
   Issuance of 112,638 shares of common stock
     Under the employee stock purchase plan                                            -                 164
   Issuance of 11,103,633 shares of common
    stock,
     Net of offering costs of $288                                                     -              20,079
Warrants issued in consideration of debt                                               -                 169
 renewal
Proceeds on notes receivable from stockholders                                         -                 133
Deferred compensation related to grants of stock
 options, net of amortization                                                          -                 149
                                                                                                  -----------
Net loss                                                                         (10,655)            (10,655)
Net unrealized gain on available-for-sale                   1,218                                      1,218
                                                                                                  -----------
Net comprehensive loss                                                                                (9,437)
                                                                                                  -----------

                                                  -----------------------------------------------------------

                                                  -----------------------------------------------------------
Balances at 31, 2000                                      $ 1,218             $ (110,775)           $ 14,506
                                                  -----------------------------------------------------------

                See Notes to Consolidated Financial Statements.

                                 VidaMed, Inc
                     Consolidated Statement of Cash Flows
                     (In thousands, except share amounts)

                                                                          Years Ended December 31,
                                                             ---------------------------------------------------
                                                                  2000              1999              1998
                                                             ---------------   ---------------   ---------------
Cash flows from operating activities:
     Net loss                                                $       (10,655)  $       (11,901)  $       (19,873)
     Adjustments to reconcile net loss to net cash
         Used in operating activities
         Depreciation and amortization                                 2,030             1,906             1,489
         Issuance of warrants for renewal of loan                        169                 -                 -
         Amortization of deferred compensation                           149                 -                 -
     Changes in assets and liabilities:
         Accounts receivable                                             643            (1,215)            3,416
         Inventory                                                      (234)              813               284
         Other current assets                                            142               (37)              225
         Prepaid to contract manufacturer                                  -               685              (474)
         Other assets                                                     67               150              (110)
         Accounts payable                                               (178)              123            (1,198)
         Accrued advertising costs                                       160              (309)               -
         Accrued compensation                                            163               603                93
         Accrued restructuring costs                                    (146)             (106)             (748)
         Accrued and other liabilities                                   518            (1,301)             (647)
         Deferred revenue                                               (272)               43              (382)

                                                             ---------------   ---------------   ---------------
Net cash used in operating activities                                 (7,444)          (10,546)          (17,925)
                                                             ---------------   ---------------   ---------------
Cash flows from investing activities:
         Expenditures for property and equipment                      (1,911)           (2,126)             (639)
         Purchases of short-term  investments                        (17,647)                -                 -
         Proceeds from maturities of short-term investments            9,805                 -                 -
                                                             ---------------   ---------------   ---------------
Net cash provided by (used in) investing activities                   (9,753)           (2,126)             (639)
                                                             ---------------   ---------------   ---------------

Net cash flows from financing activities:
Principal payments under capital leases                                    -               (22)             (104)
Principal payments of long-term debt                                    (648)             (755)              (12)
Principal payments of notes payable                                        -                 -            (2,046)
Net proceeds from issuance of notes payable
     and convertible notes                                                 -               630             4,115
Net cash proceeds from issuance of common stock                       21,588             6,183            17,969

                                                             ---------------   ---------------   ---------------
Net cash provided by financing activities                             20,940             6,036            19,922
                                                             ---------------   ---------------   ---------------

Net increase (decrease) in cash and cash equivalents                   3,743            (6,636)            1,358
Cash and cash equivalents at the beginning of the period               2,748             9,384             8,026

                                                             ---------------   ---------------   ---------------
Cash and cash equivalents at the end of the period           $         6,491   $         2,748   $         9,384
                                                             ===============   ===============   ===============
Supplemental disclosure of cash flows information:
                                                             ---------------   ---------------   ---------------
Cash paid for interest                                       $           544    $          404    $          309
                                                             ===============   ===============   ===============

                See Notes to Consolidated Financial Statements.

                                 VIDAMED, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company and Significant Accounting Policies

The Company

         VidaMed, Inc. (the "Company" or "VidaMed") founded in 1992, designs, develops, and markets technologically and clinically advanced systems for urological conditions. Our focus is the treatment of the enlarged prostate or benign prostatic hyperplasia ("BPH"). In the United States, we directly sell and market our products to hospitals, urologists, and surgery centers through direct sales of our equipment and cartridges and through a "fee-per-use" program. Under the "fee-per-use" program, we place an entire transurethral needle ablation
(TUNA) system with a hospital at no charge to the hospital. Revenue is generated upon shipment/sale of a single-use component needed for each TUNA procedure performed. Outside of the United States, we primarily sell our products to international distributors who resell them to physicians and hospitals.

         As of December 31, 2000, we had cash and cash equivalents of $6,491,000, $7,912,000 in available-for-sales-securities and short-term investments of $1,148,000. Management believes that the proceeds from VidaMed's November 2000 financing (see note 9) together with existing cash and anticipated revenues from the our existing US hospital based customers and recently opened physician office market will be sufficient to fund operations at current levels through at least the end of 2001.

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

Revenue Recognition

         Revenue from product sales is recognized at the time of shipment, net of allowances for discounts and estimated returns which are also provided for at the time of shipment. Under our US based "fee-per-use" program, we place an entire TUNA system with a hospital at no charge to the hospital. Revenue is generated upon shipment of a single-use component needed for each TUNA procedure performed. Deferred revenue for distribution rights and extended warranty contracts are recognized over the right or contract period. We do not provide price protection or allow a right of return for products sold to distributors.

         At December 31, 2000 and 1999, we had deferred a total of $0, and $272,000, respectively, for revenues related to granting distribution rights, a new distributor stocking order and extended warranty contracts.

Warranty Costs

         We provide at the time of sale for the estimated cost of replacing and repairing products under warranty. The warranty period ranges from 90 days to one year depending upon the component. Because of the length of the warranty period, adjustments to the originally recorded provisions may be necessary from time to time.

Stock Based Compensation

         We account for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has elected to follow the "disclosure only" alternative prescribed by Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB No. 25, stock-based compensation is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. Unearned compensation is amortized using the graded vesting method and expensed over the vesting period of the respective options. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force 96-18, "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The fair value of options granted to non-employees is periodically remeasured as the underlying options vest.

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

Net Loss Per Share

         Basic net loss per share is computed based on the weighted average number of issued and outstanding shares of our common stock. Diluted net loss per share is computed based on the weighted average number of issued and outstanding shares of our common stock and common equivalent shares (stock options and warrants to purchase common stock) if dilutive. Basic and diluted net loss per share are equivalent for all periods presented due to our net loss in all periods.

         Options to purchase 4.1 million shares of common stock and warrants to purchase 3.0 million shares of common stock were outstanding at December 31, 2000, but were not included in the computation of diluted net loss per share as their impact would be anti-dilutive.

Segment Information

         Effective January 1, 1998, we adopted the Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 had no significant effect on our results of operations or financial position.

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

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," or SFAS 133, which is required to be adopted for the year ending December 31, 2001. Management does not anticipate that the adoption of SFAS 133 will have a significant effect on our results of operations or financial position.

         In December 1999, the SEC issued SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In October 2000, the SEC issued a "Frequently Asked Questions" document on SAB 101 to provide further definitive guidance on its implementation. SAB 101 is effective for years beginning after December 15, 1999 and was adopted by us in the quarter ended December 31, 2000, retroactive to the beginning of the year. SAB 101 did not have a significant effect on our results of operations, financial position or cash flows.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 clarifies certain elements of APB Opinion No. 25, including: the definition of employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as non-compensatory, the accounting consequences of whether modifications to the terms of a previously fixed stock option award and the accounting for an exchange of stock compensation in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that have occurred after either December 15, 1998 or January 12, 2000. The adoption of this interpretation did not have a material impact on our results of operations, financial position or cash flows in the year ended December 31, 2000.

2.  Advertising Costs

         Advertising expenses were $226,000, $126,000 and $148,400 in 2000, 1999 and 1998, respectively. We expense advertising costs as incurred.

3. Inventories

         Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market value. Inventories consisted of the following:

                                                         December 31,
                                                     2000            1999
                                                     ----            ----
                                                        (in thousands)

Raw materials...............................         $  120         $  147
Work in process.............................              5             39
Finished goods..............................            524            229
                                                     ------         ------
                                                     $  649         $  415
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

         Property and equipment consists of the following:

                                                          December 31,
                                                      2000           1999
                                                      ----           ----
                                                         (in thousands)

Furniture and fixtures.....................         $   364        $   465
Machinery and equipment....................           4,132          3,575
Computer equipment and software............           1,336          1,219
Leasehold improvements.....................           1,115          1,044
                                                    -------        -------
Generators, scopes and handles.............           3,155          1,888
                                                     10,102          8,191
Less accumulated depreciation and
  Amortization.............................          (8,204)        (6,174)
                                                    -------        -------
                                                    $ 1,898        $ 2,017
                                                    =======        =======

Depreciation expenses were $2,030,000, $1,906,000 and $1,489,000 in 2000, 1999 and 1998, respectively.

5.  Business Risks and Credit Concentration

         We sell our products to hospitals and urologists in the United States and primarily to distributors elsewhere in the Americas, Europe and the Pacific Rim. We perform ongoing credit evaluations of our customers and generally do not require collateral. We do not have a concentration of credit or operating risk in any one customer or any one geographic region within or outside the United States.

         For the years ended December 31, 2000, 1999 and 1998, no customer represented more than 10% of our net revenues.

         The VidaMed TUNA System, the only product line we sell, consists of a radio frequency generator, a reusable handle, a disposable cartridge and an optical telescope. If a material problem develops with any one or more of those components, our revenues would likely suffer because we do not sell any other products.

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

6.  Fair Market Value of Financial Instruments

         We consider all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents. We invest our excess cash in deposits with banks. Short-term investments consist of commercial paper and government securities with maturities at the date of purchase greater than 90 days and remaining maturities of less than one year. These securities are stated at market value, with the resulting unrealized gains or losses reported as a component of other comprehensive income in the statement of stockholders' equity. By policy, we limit similar types of investments and diversify investing activities utilizing several investment agencies. Included in short-term investments are marketable securities acquired through a cross licensing agreement. This investment is stated at market value, with the resulting unrealized gains or losses reported as a component of other comprehensive income in the statement of stockholders' equity.

         We account for marketable investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (Statement 115). Under Statement 115, management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value at quoted market prices. Unrealized gains and losses are reported as a separate component of other comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income or interest expense respectively. The cost of securities sold is based on the specific identification method. Interest earned on securities classified as available-for-sale is included in interest income.

         Short-term investments consist of the following in December 31, 2000 (in thousands):

                                              Gross          Gross
                                           Unrealized      Unrealized   Market
                                Cost          Gains         Losses      Value
                                ----          -----         ------      -----
Corporate commercial paper    $  6,788     $     75        $     -     $ 6,863
Corporate bonds                  2,046            -             (5)      2,041
Investment in equities               -        1,148              -       1,148
                              --------     --------        -------     -------
                              $  8,834     $  1,223        $    (5)    $10,052
                              ========     ========        =======     =======

         Included in the above table are corporate bonds and commercial paper with fair market value of $993,000 at December 31, 2000, which have been classified as cash equivalents in the accompanying balance sheet. All securities had maturities of one year or less except for investments in equities with a market value of $1,148,000 at December 31, 2000, for which the Company's ability to sell was restricted by a lockup period, which expired January 2001.

         The fair market value of the long-term debt approximates its carrying value based on an assessment of maturity, the variable interest rates and the incremental borrowing rate for similar debt.

7.   Long Term Debt and Notes Payable

         In October 1998, we finalized a commitment for $5.5 million in debt financing with Transamerica Technology Finance, a division of Transamerica Corporation. The facility is secured by our assets and consists of a revolving accounts receivable-based credit line of up to $3 million and a $2.5 million equipment term loan. The term loan was funded in full as of December 31, 1998, at an interest rate of 12% per year. Repayment of that loan is amortized over a three-year period, with the first monthly payment having been made in December 1998 and continuing monthly thereafter. Future payments of the term loan at December 31, 2000 consisted of $975,000.

         As of December 31, 2000, we borrowed approximately $801,000 against the revolving accounts receivable-based line at a rate of 10.50% per year. The revolving credit line has a minimum interest payment of $96,000 per year. In conjunction with the initial financing, Transamerica received a five-year warrant to purchase 55,000 shares of our common stock at an exercise price of $0.89 per share.

         On October 26, 1999, we entered into an Amendment and Waiver Agreement with Transamerica. Under that agreement, Transamerica waived an event of default under our Loan and Security Agreement. The event of default resulted from the inclusion of a going concern uncertainty paragraph in an updated opinion from our independent auditors with respect to our fiscal 1998 financial statements. In consideration for the waiver, we paid Transamerica a $10,000 fee and issued it a five-year warrant to purchase 20,000 shares of our common stock at an exercise price of $0.89 per share.

         In January 2000, we renewed our debt financing with Transamerica and in consideration of this renewal paid a $15,000 fee and issued a five-year warrant to purchase an additional 77,320 shares of common stock at an exercise price of $1.94 per share. Using the Black Scholes model, the fair market value of the warrants was estimated to be $169,000. In January 2001, our debt financing with Transamerica automatically renewed.

8.   Commitments and Contingencies

    Lease Agreement

         We moved in July 1997 to a 35,000 square foot facility in Fremont, California. The future minimum lease payments under a noncancelable operating lease as of December 31, 2000 are as follows:

Fiscal year ending December 31              (in thousands)
------------------------------              --------------
2001.......................................    $  433
2002.......................................       183
                                               ------
Total minimum lease payments ..............    $  616
                                               ======

         Rent expense for the years ended December 31, 2000, 1999 and 1998 was $401,000, $513,000 and $537,000, respectively. During the year ended December 31, 2000, we had sub-lease revenues of $119,000, which were recorded as a reduction of rent expense.

     Manufacturing Agreement

         In January 1999, we signed a manufacturing agreement with Zeiss Humphrey Systems, a local medical device manufacturer, to produce the VidaMed ProVu disposable cartridge. The contract runs through the year 2002 and requires VidaMed to purchase a minimum of 10,000 units over the three year period. If VidaMed terminates this agreement prior to expiration or fails to make the minimum purchases thereunder, we would have to pay at least $200,000, but no more than $750,000 to the manufacturer. As of December 31, 2000, we had purchased an aggregate of 9,184 disposable cartridges from Zeiss Humphrey Systems.

9.   Stockholders' Equity

Common Stock and Warrants

         In February 1997, we entered into an equity financing agreement with a European investment bank that provided us with the option to sell to such investment bank up to $10,000,000 of VidaMed common stock. Under this arrangement, the common stock was priced at a 10% discount to the current market price at the time of sale, subject to adjustment. As of December 31, 1997, we had issued 1,570,000 shares of common stock under the arrangement, resulting in approximately $10,000,000 of proceeds. Under this arrangement, we issued to the investment bank warrants to purchase common stock, which after being adjusted according to their terms as a result of subsequent financing transactions through December 31, 2000, has resulted in the issuance of warrants to purchase a total of 246,945 common shares of stock. These warrants range in exercise price from $4.64 to $6.79 per share, and expired at various times in 2000. These warrants expired without exercise.

         In September 1997, we completed a private placement with certain investors. In this transaction, we issued 2,600,000 shares of common stock at a purchase price of $4.75 per share resulting in net proceeds of $11,700,000. In connection with this financing, we issued warrants to purchase an aggregate of 629,000 shares of common stock, which after being adjusted as a result of a subsequent financing transaction, have and exercise price of $4.00 per share and expired in September 2000.

         In May 1998, we completed a sale of publicly registered common stock with certain investors, officers and directors. In this transaction, we issued 4,340,004 shares of common stock at a purchase price of $4.00 per share resulting in net proceeds of $16,717,000. In connection with this financing, we issued to the investors three-year warrants to purchase an aggregate of 1,100,000 shares of common stock, which after being adjusted as a result of a subsequent financing transaction, have and exercise price from $2.713 to $5.00 per share and expire in May 2001. As of December 31, 2000, 78,272 shares of common stock had been issued upon the exercise of these warrants.

         In February 1999, we completed a sale of common stock, to the principals of one of our key vendors. In this transaction, we issued 368,596 shares of common stock at a purchase price of $2.713 per share resulting in net proceeds $1,000,000.

         In 1998 and 1999 in connection with debt financing arranged with Transamerica Technology Finance, which is still outstanding (see Note 7), we issued five-year warrants to purchase a total of 55,000 shares of common stock at an exercise price of $0.89 per share. As of December 31, 2000, the warrants were still outstanding.

         On October 26, 1999, we entered into an Amendment and Waiver Agreement with Transamerica. Under that agreement, Transamerica waived an event of default under our Loan and Security Agreement resulting from the inclusion of a going concern uncertainty paragraph in an updated opinion from our independent auditors regarding our fiscal 1998 financial statements. In consideration for the waiver, we paid Transamerica a $10,000 fee and issued it a warrant to acquire 20,000 shares of our common stock for a purchase price of $0.89 per share. In January 2000, we renewed our debt financing arrangement with Transamerica and in consideration of this renewal paid a fee of $15,000 and issued a warrant to acquire and additional 77,320 shares of common stock at an exercise price of $1.94 per share. The warrants have a term of five yeas and as of December 31, 2000, have not been exercised.

         In October and November 1999, we sold 2.25 million shares of common stock at a price of $2.00 per share in a private placement, which resulted in net proceeds to us of approximately $4,300,000. No warrants were issued in this financing transaction.

         In January 2000, we raised $11,200,000 in a private equity placement, including $9,200,000 from Medtronic and $2,000,000 from existing stockholders, including Zesiger Capital Group LLC. The terms of the financing were 6.46 million shares sold at a price of $1.73 per share, which represented a premium to the average closing price for the five days proceeding the sale. We issued five-year warrants to purchase 1,938,000 share of common stock at an exercise price of $1.80. As of December 31, 2000, none of these warrants had been exercised.

         In February 2000, we sold 106,600 shares of common stock to MC Medical, Inc. at a per share price of $2.81, which resulted in net proceeds to us of approximately $300,000.

         In November 2000, we sold an aggregate of 4.42 million shares of our common stock for $2.00 per share, or an aggregate of $8,850,000, to 21 accredited investors, including several existing stockholders.

         As of December 31, 2000, we have reserved a total of 3,002,000 shares of common stock for issuance upon the conversion of outstanding warrants.

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

Notes Receivable from Stockholders

         Interest on notes receivable from stockholders accrues at rates ranging from 6.73% to 7.96% per annum. Principal and accrued interest were paid in full as of December 31, 2000.

Related Party Transactions

         In September 1998, we made a non-interest-bearing loan to an executive of the Company in the amount of $200,000. The loan is repayable in semi-annual installments over two years. During 1999, we forgave 50% of the outstanding loan, in the amount of $100,000. An additional 25% of the loan, in the amount of $50,000 was forgiven in the first quarter of 2000. On February 28, 2001, we forgave the final portion of the interest-free loan.

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

         In July 1992, VidaMed's Board of Directors adopted the 1992 Stock Plan (the "92 Plan"). An aggregate of 6,200,000 shares of common stock have been authorized for issuance upon exercise of options granted under the 92 Plan.

         The 92 Plan provides for both incentive and nonqualified stock options to be granted to employees and consultants. The 92 Plan provides that incentive stock options will be granted at no less than the fair value of our common stock as determined by the board of directors at the date of the grant. If, at the time we grant an option, the optionee owns more than 10% of the total combined voting power of all the classes of stock of the Company, the option price shall be at least 110% of the fair value and the option shall not be exercisable for more than five years after the date of grant. The options become exercisable over periods determined by the Board of Directors, which is currently four years. Options expire no more than ten years after the date of grant, or earlier if employment terminates.

         In April 1995, the stockholders approved the 1995 Director Option Plan (Director Plan). A total of 300,000 shares of common stock have been authorized for issuance. Each non-employee director automatically is granted a non-statutory option to purchase 20,000 shares of common stock upon election to the board, and annual non-statutory option for 5,000 shares of common stock.

         In December 1998, VidaMed's Board of Directors adopted the 1999 Nonstatutory Stock Option Plan (the "99 Plan"). A total of 950,000 shares of common stock have been authorized for issuance under this plan. The 99 Plan provides for non-qualified stock options and stock rights to be granted to employees and consultants, with the specific exclusion of officers and directors of VidaMed.

         The administrator of the 99 Plan, subject to the provisions of the plan and the specific duties delegated by the Board of Directors to the administrator, determines the fair market value of the common stock, selects the recipients to whom options and stock rights may be granted, the extent to which options and stock rights are granted and the number of shares of common stock to be covered by the option and stock rights granted. The plan is effective for ten years, unless sooner terminated by the terms of the plan.

Activity under the our equity compensation plans is summarized below:


                                                                      Options outstanding
                                                                    ------------------------
                                                      Shares
                                                     available                       Weighted     Weighted
                                                        for                           average     average
                                                       grant          Number of      exercise    grant date
                                                     of shares          shares         price     fair value
------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                               654,651        1,880,271       $4.42      -

Shares authorized                                        1,200,000        -                 -        -

   Options granted                                     (1,957,830)        1,957,830       $2.69    $4.17

   Options exercised                                         -             (36,386)       $2.29      -

   Options canceled                                        277,723        (277,723)       $4.57      -
------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                               174,544        3,523,992       $3.50      -

Shares authorized                                          950,000            -             -        -

   Options granted                                     (1,285,289)        1,285,289       $1.68    $1.18

   Options exercised                                         -            (214,882)       $2.09      -

   Options canceled                                      1,046,707      (1,046,707)       $4.30      -
------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                               885,962        3,547,692       $3.65      -

Shares authorized                                        2,000,000            -             -        -

Options granted                                        (3,141,708)        3,141,708      $2.241    $1.78

Options exercised                                            -            (655,155)       $1.79      -

Options cancelled                                        1,922,458      (1,922,458)       $2.47      -
------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                             1,666,712        4,111,787       $2.50      -
-------------------------------------------------------------------------------------------------------------

Exercise prices for options outstanding as of December 31, 2000 ranged from $0.000 to $10.25 based on the following price ranges. The weighted-average remaining contractual life of those options is 8.74 years

                                                                       Weighted                            Weighted
                                   Number           Weighted           Average            Number            Average
        Range of                 Outstanding         Average         Contractual        Exercisable        Exercise
     Exercise Price            as of 12/31/00     Exercise Price         Life         as of 12/31/00         Price
     --------------            --------------     --------------         ----         --------------         -----
   0.0000       0.7810              299,982            0.61               7.64             226,859             0.55
   1.2825       2.0000            1,915,414            1.78               9.07             458,157             1.75
   2.0630       2.8750              717,849            2.47               9.17             133,308             2.29
   2.9065       4.5000            1,033,521            3.58               8.60             294,701             3.66
   4.5313      10.2500              145,021            5.37               5.55             142,146             5.38
                              ------------------                                     ------------------
                                  4,111,787                                              1,255,171
                              ------------------                                     ------------------

         In April 1995, the stockholders approved the 1995 Employee Stock Purchase Plan (Purchase Plan). As amended in 1999, a total of 600,000 shares of common stock have been authorized for issuance. As of December 31, 2000, 382,000 shares have been issued under the Purchase Plan. Under the Purchase Plan, participating employees may contribute up to 15% of their salary to purchase shares of the Company's common stock. The purchase price is equal to 85% of the fair market value of the common stock based on the lower of the first day of the offering period or last day of the purchase period.

         Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 5.00%, 6.33% and 4.74%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of 0.846, 1.0 and 0.897; and a weighted-average expected life of the options of 3.0 years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows (in thousands, except per share amounts):

                                          2000           1999           1998
                                          ----           ----           ----
     Pro forma loss                    ($11,838)       ($14,254)     ($22,223)

     Pro forma loss per share            ($0.39)         ($0.69)       ($1.23)

         We recorded deferred compensation for the difference between the grant price and the fair value of our common stock on the grant date for certain options granted to officers in 2000. This deferred compensation totaled $433,000, and is being amortized over the vesting period of the options through 2004. Amortization of deferred compensation of $149,000 was recorded for the year ended December 31, 2000.

10.   Income Taxes

         We account for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

         As of December 31, 2000, we had Federal and California net operating loss carry forwards of approximately $73,000,000 and $27,000,000, respectively. Additionally, we had foreign net operating loss carry forwards of approximately $24,000,000. The Federal net operating loss carry forwards will expire at various dates beginning in 2007 through 2020 if not utilized. The California net operating losses will expire at various dates beginning in 2000 through 2005 if not utilized.

         Utilization of the net operating losses may be subject to an annual limitation due to the ownership change rules provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating losses before utilization.

         Significant components of our deferred tax assets (in thousands):

----------------------------------------------------------------------------------------------------------
                                                                                  2000             1999
                                                                                  ----             ----
Deferred tax assets:
  U.S. net operating loss carry forwards                                   $      26,400     $    23,400

  Foreign net operating losses                                                     8,100           7,000

  Research credit (expires in 2007 through 2020)                                     970           1,200

  Capitalized research and development for California purposes                       900           1,400

  Other                                                                            1,930           2,300
                                                                           --------------    --------------
Total deferred tax assets                                                         38,300          35,300

Valuation allowance for deferred tax assets                                     ($38,300)       ($35,300)
                                                                           --------------    --------------
Net deferred tax assets                                                    $          -      $         -
                                                                           ==============    ==============

During the years ended December 31, 2000 and 1999, the valuation allowance for deferred tax assets increased by $3,000,000 and $4,200,000, respectively, due to our continuing operating losses.

11.   Geographic Segment Data

         Our business activities include the design, development, marketing and sales of devices for urology applications and have been organized into one operating segment. Our domestic operations primarily consist of product development, sales and marketing. Our foreign operations consist of a subsidiary in the United Kingdom. Our subsidiary in the U.K. was established in 1993 and was engaged in product development, manufacturing, sales and marketing and product distribution worldwide. The shutdown of the U.K. facility in November 1997 has left the U.K. with operations related only to sales and marketing.

Information regarding geographic areas is as follows (in thousands):

                  2000                     1999                   1998
                  ----                     ----                   ----
                      Long-lived             Long-lived           Long-lived
             Revenue*    Assets     Revenue*   Assets      Revenue*  Assets
            ---------    ------    ---------   ------      --------  ------
U.S.         $ 6,939     $ 1,997   $   4,006   $  2,010    $  (119)  $  1,774
Europe       $   537     $     -   $     930   $      3    $   304   $      7
Asia         $   770     $     -   $     969   $      4    $   843   $     16
            ---------------------  ---------------------   -------------------
Total        $ 8,246     $ 1,997   $   5,905   $  2,017    $ 1,028   $  1,797
            =====================  =====================   ===================

*Revenue is attributed to geographic areas based on the location of the customers.

12.  Subsequent Events (Unaudited)

         In February 2001, we entered into a written agreement with Circon Corporation to manufacture the disposable cartridge for a term of three years. Either party may terminate the agreement for any reason upon at least 180 days prior written notice.


Schedule II - Valuation and Qualifying Accounts

Allowance for Doubtful Accounts (in thousands):

                    Charged to
                    balance at      Charged                           Balance at
                   beginning of   to costs and    Other                 end of
Description           period        expenses    accounts   Deductions   period
--------------------------------------------------------------------------------
Balance 12/31/98      1,059          3,359 *       ---        (878)      3,540
Balance 12/31/99      3,540             48         ---       2,473       1,115
Balance 12/31/00      1,115             16         ---         701         430
--------------------------------------------------------------------------------

* The $3.4 million increase in the allowance account for 1998 includes a $2.7 million sales reserve.

                                 VIDAMED, INC.
                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 2000

Exhibit No.                                Exhibit                              Method of Filing
-----------                                -------                              ----------------
3.1            Restated Certificate of Incorporation of VidaMed filed with      Incorporated by reference to Exhibit 3.2
               the Delaware Secretary of State on June 28, 1995                 contained in VidaMed's S-1 (File No.
                                                                                33-90746)

3.2            Certificate of Designation of Rights, Preferences and            Incorporated by reference to Exhibit
               Privileges of Series A Participating Preferred Stock of          4(A) contained in VidaMed's Registration
               VidaMed filed with the Delaware Secretary of State on January    Statement on Form 8-A filed on January
               13, 1997                                                         31, 1997

3.3            Restated Bylaws of VidaMed                                       Filed herewith

4.1            Preferred Shares Rights Agreement, dated as of January 27,       Incorporated by reference to Exhibit 4.0
               1997, between VidaMed and American Securities Transfer &         contained in VidaMed's Registration
               Trust, Inc. including the Certificate of Designations, the       Statement on Form 8-A filed on January
               Form of Rights Certificate and the Summary of Rights attached    31, 1997
               thereto as Exhibit A, Exhibit B and Exhibit C, respectively

4.2            Amendment No. 1 to Preferred Shares Rights Agreement,            Incorporated by reference to Exhibit
               effective as of January 3 2000, between VidaMed and American     10.1 contained in VidaMed's Form 10-Q
               Securities Transfer & Trust, Inc.                                filed on October 31, 2000

4.3            Purchase Agreement, dated as of May 20, 1998, among VidaMed      Filed herewith
               and Certain Purchasers Named Therein, including Schedule of
               Investors, Form of Common Stock Purchase Warrant and Form of
               Opinion

4.4            Purchase Agreement, dated as of October 26, 1999, among          Incorporated by reference to Exhibit
               VidaMed and Certain Purchasers Named Therein, including          10.1 contained in VidaMed's Form 8-K
               Schedule of Investors, Form of Common Stock Purchase Warrant     filed October 29, 1999
               and Form of Opinion attached thereto as Exhibit A, Exhibit B and Exhibit C, respectively

4.5            Purchase Agreement, dated as of January 4, 2000, among VidaMed   Filed herewith
               and Certain Purchasers Named Therein, including Schedule of
               Investors, Form of Common Stock Purchase Warrant and Form of
               Opinion attached thereto as Exhibit A, Exhibit B and Exhibit
               C, respectively

4.6            Purchase Agreement, dated as of November 16, 2000, among         Filed herewith
               VidaMed and Certain Purchasers Named Therein, including
               Schedule of Investors and Form of Opinion attached thereto as
               Exhibit A and Exhibit B, respectively.

10.1           Form of Indemnification Agreement between VidaMed and Each of    Filed herewith
               its Directors and Officers

10.2           Amended and Restated 1992 Stock Plan.                            Filed herewith

10.3           Amended and Restated 1995 Director Option Plan.                  Filed herewith

10.4           Amended and Restated 1995 Employee Stock Purchase Plan.          Filed herewith

10.5           Representative Form of International Distribution Agreement.     Filed herewith


10.6           Cross License Agreement, dated August 2, 1994, between VidaMed   Incorporated by reference to an Exhibit
               and RITA, formerly ZoMed International, Inc.                     contained in VidaMed's Registration
                                                                                Statement on Form S-1
                                                                                (File No. 33-90746)

10.7           Operating Lease, dated April 3, 1997, between VidaMed and        Incorporated by reference in Exhibit
               Hopkins Brothers                                                 10.15 contained in VidaMed's Report on
                                                                                Form 10-K for the fiscal year ended
                                                                                December 31, 1997

10.8           Loan and Security Agreement, dated October 20, 1998, between     Incorporated by reference in Exhibit
               VidaMed and Transamerica Business Credit Corporation             10.17 contained in VidaMed's Report on
                                                                                Form 10-K for the fiscal year ended
                                                                                December 31, 1998

10.9           Manufacturing Agreement, dated January 5, 1999, between          Incorporated by reference in Exhibit
               VidaMed and Humphrey Systems                                     10.18 contained in VidaMed's Report on
                                                                                Form 10-K for the fiscal year ended
                                                                                December 31, 1998

10.10          Letter of Employment, dated June 22, 1999, between VidaMed and   Incorporated by reference in Exhibit
               Randy D. Lindholm                                                10.19 contained in VidaMed's Report on
                                                                                Form 10-K for the fiscal year ended
                                                                                December 31, 1999

10.11          Letter of Employment, dated August 20, 1999, between VidaMed     Incorporated by reference in Exhibit
               and John F. Howe                                                 10.20 contained in VidaMed's Report on
                                                                                Form 10-K for the fiscal year ended
                                                                                December 31, 1999

10.12          Letter of Employment, dated March 21, 2000, between VidaMed      Filed herewith
               and Stephen J. Williams

10.13          Letter of Employment, dated February 8, 2001, between VidaMed    Filed herewith
               and Lewis P. Chapman

10.14          Amendment and Waiver Agreement, dated October 26, 1999,          Incorporated by reference in Exhibit
               between VidaMed and Transamerica Business Credit Corporation     10.23 contained in VidaMed's Report on
                                                                                Form 10-K for the fiscal year ended
                                                                                December 31, 1999

10.15          Form of Severance Agreement (Change in Control) between          Incorporated by reference to Exhibit
               VidaMed and Executive Officers                                   10.24 contained in VidaMed's Form 10-Q
                                                                                filed May 15, 2000

10.16          Form of 1992 Stock Plan Incentive Stock Option Agreement         Filed herewith

10.17          Form of 1992 Stock Plan Nonstatutory Stock Option Agreement      Filed herewith

21.1           Subsidiaries of Registrant                                       Incorporated by reference to an Exhibit
                                                                                contained in VidaMed's Registration
                                                                                Statement on Form S-1 (File No. 33-90746)

23.1           Consent of Ernst & Young LLP, Independent Auditors               Filed herewith

24.1           Power of Attorney                                                Filed herewith