Form 10-Q
period 2001-03-31
VIDAMED INC
filed 2001-05-15
CIK 929900

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

                                       or

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

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 35,098,112 as of March 31, 2001.

                                 VIDAMED, INC.

                                     INDEX

PART I.    FINANCIAL INFORMATION                                           Page

Item 1.    Condensed Consolidated Financial Statements - unaudited

           Condensed consolidated balance sheets - March 31, 2001
             and December 31, 2000                                          3

           Condensed consolidated statements of operations - three months
             ended March 31, 2001 and 2000                                  4

           Condensed consolidated statements of cash flows - three months
             ended March 31, 2001 and 2000                                  5

           Notes to condensed consolidated financial statements             6

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      7

Item 3     Quantitative and Qualitative Disclosure About Market Risk       14


PART II.   OTHER INFORMATION

Item 5.    Other Information                                               15

Item 6.    Exhibits and Reports on Form 8-K                                15


Signatures                                                                 15

ITEM 1: FINANCIAL STATEMENTS


                                 VidaMed, Inc.
                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                            March 31, 2001         December 31, 2000
                                                        --------------------     -------------------
                                                             (Unaudited)                  (*)

Assets
Current assets:
     Cash and cash equivalents                                     $   6,601               $   6,491
     Short-term investments                                            5,120                   9,060
     Accounts receivable, net                                          1,141                     800
     Inventories                                                       1,174                     649
     Other current assets                                                361                     389
                                                        --------------------     -------------------
           Total current assets                                       14,397                  17,389

     Property and equipment, net                                       2,035                   1,898
     Other assets, net                                                    97                      99
                                                        --------------------     -------------------
           Total assets                                            $  16,529               $  19,386
                                                        ====================     ===================


Liabilities and stockholders' equity
Current liabilities:
     Notes payable, current                                        $   1,447               $   1,776
     Accounts payable                                                  1,375                     283
     Accrued liabilities                                               2,276                   2,821
                                                        --------------------     -------------------
           Total current liabilities                                   5,098                   4,880

     Notes payable, long-term                                              -                       -

Stockholders' equity:
     Capital stock                                                   124,864                 124,347
     Accumulated deficit                                            (113,433)               (109,841)
                                                        --------------------     -------------------
           Total stockholders' equity                                 11,431                  14,506
                                                        --------------------     -------------------
           Total liabilities and stockholder's equity              $  16,529               $  19,386
                                                        ====================     ===================

* The Balance Sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                                 VidaMed, Inc.
                Condensed Consolidated Statement of Operations
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                          Three Months Ended March 31,
                                                ---------------------------------------------
                                                         2001                     2000
                                                --------------------      -------------------
Revenues                                                     $ 2,269                  $ 2,524

Cost of products sold                                          1,039                      767
                                                 --------------------      -------------------
        Gross profit                                           1,230                    1,757

Operating expenses:
Research and development                                         842                      783
Selling, general and administrative                            3,416                    3,265
                                                --------------------      -------------------
        Total operating expenses                               4,258                    4,048

                                                --------------------      -------------------
        Loss from operations                                  (3,028)                  (2,291)

Other income, net                                                356                      153
                                                --------------------      -------------------
Net loss                                                     $(2,672)                 $(2,138)
                                                ====================      ===================
Basic and diluted net loss per share                          $(0.08)                  $(0.07)
                                                ====================      ===================
Shares used in computing basic and diluted
  net loss per share                                          35,021                   28,936
                                                ====================      ====================

                             See accompanying notes.

                                VidaMed, Inc.
               Condensed Consolidated Statement of Cash Flows
                               (In thousands)
                                 (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                        -----------------------------------------------
                                                                                2001                     2000
                                                                        ----------------------     --------------------
Cash flows from operating activities:
    Net loss                                                                           $(2,672)                 $(2,138)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                                      287                      380
        Amortization of deferred compensation                                               20                        -
        Realized gain on sales of short-term investments                                  (413)                       -
        Changes in current assets and liabilities:
            Accounts receivable                                                           (341)                    (310)
            Inventory                                                                     (525)                      66
            Other current assets                                                            28                      141
            Other assets                                                                     2                       65
            Accounts payable                                                             1,092                      107
            Accrued liabilities                                                           (545)                    (379)
            Deferred revenue                                                                 -                       67
                                                                        ----------------------     --------------------
Net cash used in operating activities                                                   (3,067)                  (2,001)
                                                                        ----------------------     --------------------
Cash flows from investing activities:
    Expenditures for property and equipment                                               (424)                    (789)
    Proceeds from the sale of short-term investments                                     3,413                        -
    Purchases of short-term investments                                                      -                   (8,777)
                                                                        ----------------------     --------------------
Net cash provided by (used in) investing activities                                      2,989                   (9,566)
                                                                        ----------------------     --------------------
Cash flows from financing activities:
    Principal payments of notes payable                                                   (329)                    (205)
    Net cash proceeds from issuance of common stock                                        517                   12,420
                                                                        ----------------------     --------------------
Net cash provided by financing activities                                                  188                   12,215
                                                                        ----------------------     --------------------

Net increase (decrease) in cash and cash equivalents                                       110                      648
Cash and equivalents at the beginning of the period                                      6,491                    2,748
                                                                        ----------------------     --------------------
Cash and equivalents at the end of the period                                          $ 6,601                  $ 3,396
                                                                        ======================     ====================

Supplemental disclosure of cash flows information:
Cash paid for interest                                                                 $    50                  $   153
                                                                        ======================     ====================
-----------------------------------------------------------------------------------------------------------------------

                            See accompanying notes.

                                 VIDAMED, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                  (Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of VidaMed, Inc. (the "Company" or "VidaMed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10 of Regulation S-X. The balance sheet as of March 31, 2001 and the statements of operations for the three months ended March 31, 2001 and 2000, and the statements of cash flows for the three months ended March 31, 2001 and 2000, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission.

Certain amounts have been reclassified for the three months ended March 31, 2000 to conform to the current quarter's presentation. These reclassifications did not impact the Company's net loss from operations.

Results for any interim period shown in this report are not necessarily indicative of results to be expected for any other interim period or for the entire year.


2.  Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the periods presented. Diluted net loss per share is computed based on the weighted average number of shares of our common stock and common equivalent shares (stock options and warrants to purchase common stock) if dilutive. As the Company has incurred losses from operations in each of the periods presented, there is no difference between basic and diluted net loss per share amounts. As of March 31, 2001, we had 4,868,862 options outstanding under employee and director plans. The options will be included in the calculation at such time as the effect is no longer anti-dilutive, as calculated using the treasury stock method.


3.   Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market value. Inventories at March 31, 2001 and December 31, 2000 consist of the following (in thousands):

                            March 31,  December 31,
                              2001         2000
                            ---------  ------------
         Raw materials      $     378       $   120
         Work in process          128             5
         Finished goods           668           524
                            ---------  ------------
                            $   1,174       $   649
                            =========  ============

4.  Notes Payable

In October 1998, we finalized a $5.5 million debt facility with Transamerica Technology Finance, a division of Transamerica Corporation. The facility is secured by the Company's assets and consists of a revolving accounts receivable-based credit line of up to $3 million and a $2.5 million equipment term loan. The term loan was funded in full as of December 31, 1998, at an interest rate of 12% per year. Repayment of that loan is amortized over a three-year period, with the first monthly payment having been made in December 1998 and continuing monthly thereafter. As of March 31, 2001, we borrowed approximately $741,000 against the revolving accounts receivable-based line at a rate of 10.5% per year.

In January 2001, our debt financing with Transamerica automatically renewed.


5.  Comprehensive Income (Loss)

We follow Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments, to be included in other comprehensive income (loss). During the three months ended March 31, 2000, the total comprehensive loss was not materially different from the net loss.

During the three months ended March 31, 2001, the Company's total comprehensive loss was $3,198,000 compared to its net loss of $2,672,000. As a result of equity investments acquired through a 1994 cross licensing agreement, the Company had an unrealized gain of $1,148,000 at December 31, 2000. During the quarter ended March 31, 2001, we sold a portion of the investment, realizing a gain of $413,000 and the fair market value of the unsold portion decreased by $526,000.


6.  Common Stock

During the three months ended March 31, 2001, we issued 141,615 shares of common stock upon the exercise of outstanding warrants, an additional 47,152 shares under our stock option plans and 76,308 shares under our employee stock purchase plan.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of VidaMed's consolidated financial condition and results of operations for the three months ended March 31, 2001 and 2000. We also discuss certain factors that may affect our prospective financial condition and results of operations. This section should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes in Item 1 of this report and the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which has been filed with the Securities and Exchange Commission and is available from the Company at no charge.


Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential" or "continue" or the negative of these or similar terms. In evaluating these forward-looking statements, you should consider various factors, including the risk factors listed under the heading "Certain Important Factors" and in VidaMed's other filings with the Securities and Exchange Commission and in material incorporated by reference into those filings. These factors may cause our actual results to differ materially from any forward-looking statement.


Overview

Since its founding in 1992, VidaMed has been engaged in the design, development and marketing of urological systems primarily focused on the treatment of the enlarged prostate or benign prostatic hyperplasia, commonly known as BPH. International sales of the patented TUNA system commenced in late 1993, and commercial sales began in the United States in late 1996, after receiving FDA clearance. In 1997, the TUNA system was sold to office-based urology practices in the U.S., assuming that after receiving FDA clearance, that third party
reimbursement, including Medicare, would be approved for those locations.   In
mid-1998, Medicare announced that approval of any new office-based or ambulatory surgery center procedure, would be delayed until at least mid-2000, due to year 2000 compliance issues. As a result, Medicare reimbursement for the TUNA procedure was made available only for procedures performed in hospital-based settings, on a reasonable cost basis, and required individual state-by-state approval. Starting in late 1998 and through 2000, we focused our sales and marketing efforts on obtaining the required individual state Medicare reimbursement approvals and implementing a new U.S. hospital-based "fee-per-use" sales and marketing model. As of March 31, 2001, 49 states had approved hospital-based Medicare reimbursement coverage for the TUNA procedure. Under the reasonable cost basis method of reimbursement, we charged the hospital a fee-per-use charge of approximately $2,600 for each TUNA procedure performed, and combined with other direct and indirect overhead costs the hospital incurs in conducting the TUNA procedure, the hospital was reimbursed by Medicare for these reasonable costs. In addition to the hospital, the urologist that performs the TUNA procedure was reimbursed by Medicare approximately $600 per procedure.

In August 2000, the U.S. Health Care Financing Administration, or HCFA, which administers Medicare reimbursement, replaced the reasonable cost basis reimbursement for outpatient hospital-based procedures, like the TUNA procedure, with a new fixed rate or "prospective payment system." Under this new method of reimbursement, a hospital receives a fixed reimbursement of approximately $1,875 for each TUNA procedure performed in its facility, this rate can be higher or lower depending on a wage index factor for each hospital. The urologist performing the TUNA procedure continues to be reimbursed approximately $600 per procedure. With this change in reimbursement, we continue to market and sell the TUNA procedure to hospitals on a fee-per-use basis, but our fee-per-use pricing has been reduced.

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

In February 2001, we received FDA clearance for our new TUNA "Precision" office system, which was specifically designed to treat PBH patients in the physicians' office. We anticipate that the demand for the TUNA procedure will increase as we expand the TUNA treatment from the outpatient hospital setting to the convenience and control of physicians' offices. Our goal is to establish the TUNA system as a global standard of care for the treatment of BPH. Our business strategy to achieve this goal is to continue to support our existing hospital-based customers, aggressively promote our product to the physician office-based market and focus our marketing and sales efforts on patient education and physician support.

Results of Operations

Net revenue for the three months ended March 31, 2001 was $2,269,000. A decrease of $255,000 or 10% from $2,524,000 for the same period in 2000. While procedure volume increased, the decrease in revenue is primarily due to the reduction of our average selling price resulting from the implementation of the HCFA prospective payment system and the introduction of in-office reimbursement, which became effective January 1, 2001, at rates less than the "cost plus" hospital reimbursement rates. Net revenue in the first quarter of 2001 increased 40% from $1,622,000 in the three months ended December 31, 2000. The difference is primarily due to a 47% increase in U.S. procedure volume.

Cost of product sold for the three months ended March 31, 2001 was $1,039,000, an increase of 35% or $272,000 from $767,000 the three months ended March 31, 2000. The increase is a result of increased unit sales due to higher procedure volume.

Gross margin expressed as a percentage of sales in the three months ended March 31, 2001 was 54%, down from 70% for the three months ended March 31, 2000. This decrease in gross margin is primarily attributed to the reduction of our average selling price resulting from the implementation of the prospective payment system. Gross profit for the for the three months ended March 31, 2001 was $1,230,000 compared to $1,757,000 for the comparable period in 2000.

Gross profit for the three months ended December 31, 2000 was $751,000. This increase of $479,000 for the quarter ended March 31, 2001, is primarily attributed to increased volume.

Research and development (R&D) expenses included expenditures for regulatory compliance and clinical trials. Clinical trial costs consisted largely of payments to clinical investigators, product for clinical trials, and costs associated with initiating and monitoring clinical trials. R&D expenses increased 8% to $842,000 in the three months ended March 31, 2001, from $783,000 in the three months ended March 31, 2000. R&D expenses for the first quarter of 2001 increased $60,000 from $782,000 in the three months ended December 31, 2000. The increase was primarily due to increased level of spending associated with the introduction of our new "Precision" product.

Selling, general and administrative (SG&A) expenses for the three months ended March 31, 2001 was $3,416,000, an increase of less than 5%, compared to 2000 expenditures to $3,265,000 in the three months ended March 31, 2000. SG&A expenses for the first quarter of 2001 increased $70,000 from $3,346,000 in the three months ended December 31, 2000. These increases were due to increases in sales training and tools necessary to successfully market and service the in-office market, which was approved by HCFA effective January 1, 2001.

Other income is primarily composed of gains on the sale of short term investments and interest income and expense. Other income/expense for the three months ended March 31, 2001 increased to net other income of $356,000 compared to net other income of $153,000 for the comparable period in 2000. Other income/expense in the three months ended December 31, 2000 was a net expense of $16,000. These changes were primarily a result of $413,000 gain realized on sales of short term investments during the three months ended March 31, 2001.

Total comprehensive loss for the quarter ended March 31, 2001 was $3,198,000 compared to net loss of $2,672,000. The difference is the result of the decrease in the fair market value of short-term investments. Total comprehensive loss and net loss for the three months ended March 31, 2000, was $2,138,000.

History of Operating Losses

As of March 31, 2001, we had incurred operating losses of approximately $113.4 million since inception in 1992. We expect to continue to incur operating losses in the near future as we expend funds on sales and marketing activities, clinical trials in support of reimbursement approvals and research and development. Our future profitability depends upon our ability to sell sufficient quantities of our TUNA system and the related disposables to generate revenue in excess of our planned expenditures. Our ability to sell sufficient quantities of our TUNA system and the related disposables depends upon numerous factors, including:

        .     our success in achieving market acceptance of the TUNA system;

        . our success in expanding our sales and marketing efforts to sell the TUNA system into urologists' offices;

        . our success in obtaining and maintaining necessary regulatory clearances and approvals; and

        . the extent to which Medicare and other healthcare payors continue to reimburse the costs of TUNA procedures and the amounts of reimbursement provided.


Liquidity and Capital Resources

At March 31, 2001, our cash and cash equivalents and short-term investments were $11.7 million. For the quarter ended March 31, 2001, our cash and cash equivalents increased by $0.1 million to $6.6 million, compared to $6.5 million at December 31, 2000. The increase is due to $3.4 million sale of available-for-sale securities plus $0.4 million realized gain from the sale of short-term investments, offset by operating expenses incurred in the normal course of business. In addition to the sale of available-for-sale securities, our operating activities during the period were financed by the sales of $0.5 million of common stock, less $0.3 million to reduce debt. We used $3.0 million in operating activities, primarily as a result of our net loss, and purchased $0.4 million in property and equipment.

Short-term investments at March 31, 2001, consisted of corporate commercial paper and bonds with a fair market value of $4.9 million and investments in equities of $0.2 million.

We have debt financing with Transamerica Technology Finance, a division of Transamerica Corporation. This facility is secured by our assets and consists of a revolving accounts receivable-based credit line of up to $3 million and a $2.5 million equipment term loan. The term loan was funded in full as of December 31, 1998, at an interest rate of 12% per year. Repayment of that loan is amortized over a three-year period, with the first monthly payment having been made in December 1998. As of March 31, 2001, we owed $706,000 on this equipment term loan. As of March 31, 2001, we borrowed approximately $741,000 against the revolving accounts receivable-based line at a rate of 10.50% per year. The revolving credit line has a minimum interest payment of $96,000 per year. In January 2001, our debt financing with Transamerica automatically renewed.

Management believes that our current cash balances, short term investments and projected cash flows from operations will be sufficient to meet our current operating and capital requirements through the end of 2001. We have based this estimate, however, on assumptions that may prove to be wrong. As a result, we may need to obtain additional financing prior to that time.


Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," or SFAS 133, which was adopted buy us on January 1, 2001. The adoption of SFAS 133 did not a significant effect on our operating results or financial position.

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

We incurred a net loss of approximately $2.7 million for the three months ended March 31, 2001, and have incurred substantial losses since our inception from costs relating to the development and commercialization of our TUNA system. As of March 31, 2001, we had an accumulated deficit of approximately $113.4 million. We expect to continue to incur operating losses in the near future as we expend funds on sales and marketing activities, clinical trials in support of reimbursement approvals and research and development. Our future profitability depends upon our ability to sell sufficient quantities of our TUNA system and the related disposables to generate revenue in excess of our planned expenditures. Our ability to sell sufficient quantities of our TUNA system and the related disposables depends upon numerous factors, including:

        .    our success in achieving market acceptance of the TUNA system;

        . our success in expanding our sales and marketing efforts to sell the TUNA system into urologists' offices;

        . our success in obtaining and maintaining necessary regulatory clearances and approvals; and

        . the extent to which Medicare and other healthcare payors continue to reimburse the costs of TUNA procedures and the amounts of reimbursement provided.


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

PART II: OTHER INFORMATION



ITEM 5.  OTHER INFORMATION


Management Changes

In February 2001, Lewis P. Chapman, who served as an independent contractor working as Vice President of Business Development for Arthrosome, Inc., became our Vice President of Global Marketing and Sales, Chief Business Officer.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended March 31, 2001.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               VIDAMED, INC.


Date:     May 14, 2001         By:     /s/   Randy D. Lindholm
       ----------------------       --------------------------------------
                                       Randy D. Lindholm
                                       President, Chief Executive Officer
                                       (Principal Executive Officer)

Date:     May 14, 2001         By:     /s/   John F. Howe
       ----------------------       --------------------------------------
                                       John F. Howe
                                       VP Finance, Chief Financial Officer
                                       (Principal Financial Officer)

Date:     May 14, 2001         By:     /s/   L. Phillip Brooks
        ---------------------       --------------------------------------
                                       Controller
                                       (Principal Accounting Officer)