Form 10-Q
period 2001-06-30
VIDAMED INC
filed 2001-08-09
CIK 929900

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2001

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                  to
                                   ________________    ________________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 35,934,858 as of June 30, 2001.

                                 VIDAMED, INC.

                                     INDEX

PART I. FINANCIAL INFORMATION

                                                                                                            Page
Item 1.      Condensed Consolidated Financial Statements - unaudited

             Condensed consolidated balance sheets - June 30, 2001
                  and December 31, 2000                                                                      3

             Condensed consolidated statements of operations - three months ended June 30, 2001 and 2000 and six months ended
                  June 30, 2001 and 2000.                                                                    4

             Condensed consolidated statements of cash flows - six months
                  ended June 30, 2001 and 2000                                                               5

             Notes to condensed consolidated financial statements                                            6

Item 2.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                   8

Item 3       Quantitative and Qualitative Disclosure About Market Risk                                      14


PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                                               15


Signatures                                                                                                  15

ITEM 1: FINANCIAL
STATEMENTS

                                 VidaMed, Inc.
                     Condensed Consolidated Balance Sheets
                                (In thousands)


                                                                            June 30,        December 31,
                                                                              2001              2000
                                                                         --------------     -------------
                                                                           (Unaudited)           (*)
Assets
Current Assets:
     Cash and cash equivalents                                           $      6,553       $     6,491
     Short-term investments                                                     3,295             9,060
     Accounts receivable, net                                                   1,669               800
     Inventories                                                                1,725               649
     Other current assets                                                         277               389
                                                                         ------------       -----------
      Total current assets                                               $     13,519       $    17,389

     Property and equipment, net                                                1,867             1,898
     Other assets, net                                                             97                99
                                                                         ------------       -----------
      Total assets                                                       $     15,483       $    19,386
                                                                         ============       ===========

Liabilities and stockholders' equity
Current liabilities:
     Notes payable, current                                              $      1,476       $     1,776
     Accounts payable                                                             876               283
     Accrued liabilities                                                        2,500             2,821
                                                                         ------------       -----------
      Total current liabilities                                          $      4,852       $     4,880

Stockholders' equity:
    Capital stock                                                             126,274           124,063
    Accumulated deficit                                                      (115,643)         (109,557)
                                                                         ------------       -----------
      Total stockholders' equity                                               10,631            14,506
                                                                         ------------       -----------
      Total liabilities and stockholder's equity                         $     15,483       $    19,386
                                                                         ============       ===========

*The Balance Sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                                 VidaMed, Inc.
                Condensed Consolidated Statement of Operations
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                                    Three Months Ended            Six Months Ended
                                                                         June 30,                     June 30,
                                                                ---------------------------- ---------------------------
                                                                     2001           2000          2001          2000
                                                                --------------  ------------ -------------  ------------
Revenues                                                        $       2,977   $     2,418  $      5,245   $     4,944
Cost of Products Sold                                                   1,239           891         2,278         1,659
                                                                --------------  ------------ -------------  ------------
      Gross Profit                                                      1,738         1,527         2,967         3,285

Operating Expenses:
Research and development                                                  827           822         1,669         1,604
Selling, general and administrative                                     3,511         2,980         6,927         6,247
                                                                --------------  ------------ -------------  ------------
      Total operating expenses                                          4,338         3,802         8,596         7,851
                                                                --------------  ------------ -------------  ------------
      Loss from operations                                             (2,600)       (2,275)       (5,629)       (4,566)

Other income, net                                                         111            48           467           201
                                                                --------------  ------------ -------------  ------------
Net loss                                                        $      (2,489)  $    (2,227) $     (5,162)  $    (4,365)
                                                                ==============  ============ =============  ============
Basic and diluted net loss per share                            $       (0.07)  $     (0.07) $      (0.15)  $     (0.15)
                                                                ==============  ============ =============  ============
Shares used in computing basic and diluted
      net loss per share                                               35,534        30,198        35,278        29,567
                                                                ==============  ============ =============  ============


                             See accompanying notes.

--------------------------------------------------------------------------------

                                 VidaMed, Inc.
                Condensed Consolidated Statement of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                     ---------------------------------------
                                                                           2001                 2000
                                                                     ------------------   ------------------
Cash flows from operating activities:
      Net loss                                                            $    (5,162)         $    (4,365)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization                                            567                  882
         Amortization of deferred compensation                                     60                    -
         Gain realized on sales of short-term investments                        (413)
         Issuance of warrants for renewal of loan                                   -                   58
         Changes in current assets and liabilities:
            Accounts receivable                                                  (869)                 176
            Inventory                                                          (1,076)                  10
            Other current assets                                                  112                  (34)
            Other assets                                                            2                   65
            Accounts payable                                                      593                  562
            Accrued liabilities                                                  (322)                 (83)
            Deferred revenue                                                        -                 (154)
                                                                     ------------------   -----------------
Net cash used in operating activities                                          (6,508)              (2,883)
                                                                     ------------------   -----------------
Cash flows from investing activities:
      Expenditures for property and equipment                                    (536)              (1,345)
      Proceeds from the sale of short-term investments                          5,255                    -
                                                                     ------------------   -----------------
      Net cash provided by (used in) investing activities                       4,719               (1,345)
                                                                     ------------------   -----------------
Cash flows from financing activities:
      Principal payments of notes payable                                        (300)                (482)
      Net cash proceeds from issuance of common stock                           2,151               12,832
                                                                     ------------------   -----------------
Net cash provided by financing activities                                       1,851               12,350
                                                                     ------------------   -----------------
Net increase in cash and cash equivalents                                          62                8,122
Cash and equivalents at the beginning of the period                             6,491                2,748
                                                                     ------------------   -----------------
Cash and equivalents at the end of the period                             $     6,553          $    10,870
                                                                     ==================   =================

Supplemental disclosure of cash flows information:
Cash paid for interest                                                    $       174          $       227
                                                                     ==================   =================

Supplemental disclosure of non-cash information:
Unrealized gain on investments                                            $       923          $         -
                                                                     ==================   =================

                            See accompanying notes.

                                 VIDAMED, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (Unaudited)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of VidaMed, Inc. (the "Company", "VidaMed", "we" or "our") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10 of Regulation S-X. The balance sheet as of June 30, 2001, the statements of operations for three months and six months ended June 30, 2001 and 2000 and the statements of cash flows for the six months ended June 30, 2001 and 2000, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

Certain amounts have been reclassified for the six months ended June 30, 2000 to conform to the current period's presentation. These reclassifications did not impact the Company's net loss from operations.

Results for any interim period shown in this report are not necessarily indicative of results to be expected for any other interim period or for the entire year.

2.   Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of shares of our common stock outstanding during the periods presented. Diluted net loss per share is computed based on the weighted average number of shares of our common stock and common equivalent shares (stock options and warrants to purchase common stock) if dilutive. As the Company has incurred losses from operations in each of the periods presented, there is no difference between basic and diluted net loss per share amounts. As of June 30, 2001, we had 4,929,496 options outstanding under our equity compensation plans and 1,938,000 outstanding warrants. The options and warrants will be included in the calculation at such time as the effect is no longer anti-dilutive, as calculated using the treasury stock method.

3.   Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market value. Inventories at June 30, 2001 and December 31, 2000 consist of the following (in thousands):

                                         June 30,                 December 31,
                                           2001                       2000
                                    -----------------          ----------------
          Raw materials             $             749          $            120
          Work in process                           -                         5
          Finished goods                          976                       524
                                    -----------------          ----------------
                                    $           1,725          $            649
                                    =================          ================

4.   Notes Payable

In October 1998, we finalized a $5.5 million debt facility with Transamerica Technology Finance, a division of Transamerica Corporation. The facility is secured by the Company's assets and consists of a revolving accounts receivable-based credit line of up to $3 million and a $2.5 million equipment term loan. The term loan was funded in full as of December 31, 1998, at an interest rate of 12% per year. Repayment of that loan is amortized over a three-year period, with the first monthly payment having been made in December 1998 and continuing monthly thereafter. As of June 30, 2001, approximately $497,000 was outstanding on our term loan and we borrowed approximately $979,000 against the revolving accounts receivable-based line at a rate of 10.5% per year.

5.   Comprehensive Income (Loss)

We follow Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income (loss).

During the three months and six months ended June 30, 2000, the total comprehensive loss was not materially different from the net loss. Total comprehensive loss for the quarter ended June 30, 2001 was $2,474,000, compared to a net loss of $2,489,000. For the six months ended June 30, 2001, total comprehensive loss was $5,673,000 compared to a net loss of $5,162,000 the differences are the result of an increase of $15,000 in the fair market value of the short-term investments for the three months ended June 30, 2001 and a decrease in their fair market value of $511,000 for the six months ended June 30, 2001.

6.   Common Stock

During the six months ended June 30, 2001, we issued 891,302 shares of common stock upon the exercise of outstanding warrants, 134,211 shares under our equity compensation plans and 76,308 shares under our employee stock purchase plan.

7.   Recently Issued Accounting Standards

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which we adopted on January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have a material effect on our operating results or financial position since we currently do not invest in derivative instruments or engage in hedging activities.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). SFAS 141 establishes new standards for accounting and reporting for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. We will adopt this statement during the first quarter of fiscal 2002 and we do not believe that SFAS 141 will have a material effect on our operating results or financial position.


In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. We will adopt this statement during the first quarter of fiscal 2002, and we do not believe that SFAS 142 will have a material effect on our operating results or financial position.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of VidaMed's consolidated financial condition and results of operations for the three months and six months ended June 30, 2001 and 2000. We also discuss certain factors that may affect our prospective financial condition and results of operations. This section should be read in conjunction with the Condensed Consolidated Financial Statements and Related Notes in Item 1 of this report and the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which has been filed with the Securities and Exchange Commission and is available from the Company at no charge.

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

Overview

Since its founding in 1992, VidaMed has been engaged in the design, development and marketing of urological systems primarily focused on the treatment of the enlarged prostate or benign prostatic hyperplasia, commonly known as BPH. International sales of the patented TUNA system commenced in late 1993, and commercial sales began in the United States in late 1996, after receiving FDA clearance. In 1997, the TUNA system was sold to office-based urology practices in the U.S., assuming that after receiving FDA clearance, third party reimbursement, including Medicare, would be approved for those locations. In mid-1998, Medicare announced that approval of any new office-based or ambulatory surgery center procedure would be delayed until at least mid-2000 due to year 2000 compliance issues. As a result, Medicare reimbursement for the TUNA procedure was made available only for procedures performed in hospital-based settings, on a reasonable cost basis, and required individual state-by-state approval. Starting in late 1998 and through 2000, we focused our sales and marketing efforts on obtaining the required individual state Medicare reimbursement approvals and implementing a new U.S. hospital-based "fee-per-use" sales and marketing model. As of June 30, 2001, all 50 states had approved hospital-based Medicare reimbursement coverage for the TUNA procedure. Under the reasonable cost basis method of reimbursement, we charged the hospital a fee-per-use charge of approximately $2,600 for each TUNA procedure performed, and combined with other direct and indirect overhead costs the hospital incurs in conducting the TUNA procedure, the hospital was reimbursed by Medicare for these reasonable costs. In addition to the hospital, the physician that performs the TUNA procedure was reimbursed by Medicare approximately $600 per procedure.

In August 2000, the U.S. Health Care Financing Administration, recently renamed Centers for Medicare and Medicaid Services, or CMS, which administers Medicare reimbursement, replaced the reasonable cost basis reimbursement for outpatient hospital-based procedures, like the TUNA procedure, with a new fixed rate or "prospective payment system." Under this new method of reimbursement, a hospital receives a fixed reimbursement of approximately $1,875 for each TUNA procedure performed in its facility, although this rate can be higher or lower depending upon a wage index factor for each hospital. The physician performing the TUNA procedure continues to be reimbursed approximately $600 per procedure. With this change in reimbursement, we continue to market and sell the TUNA procedure to hospitals on a fee-per-use basis, but our fee-per-use pricing has been reduced.

In July 2000, CMS published new Medicare payment rates and a schedule for implementing minimally invasive heat therapies for the treatment of BPH in the physician's office. Coverage of the TUNA procedure was included in the ruling, which became effective in January 2001. The approximate reimbursement rate (inclusive of physician's fee) for the TUNA procedure in the urologist's office is $2,455 in 2001 and $3,043 in 2002.

In February 2001, we received FDA clearance for our new TUNA "Precision" office system, which was specifically designed to treat BPH patients in the physicians' office. We anticipate that the demand for the TUNA procedure will increase as we expand the TUNA treatment from the outpatient hospital setting to the convenience and control of physicians' offices. Our goal is to establish the TUNA system as a global standard of care for the treatment of BPH. Our business strategy to achieve this goal is to continue to support our existing hospital-based customers, aggressively promote our product to the physician office-based market and focus our marketing and sales efforts on patient education and physician support.

Results of Operations

Net revenue for the three months ended June 30, 2001 was $2,977,000. This represents an increase of $559,000, or 23%, from $2,418,000 in the three months ended June 30, 2000. Net revenues for the six months ended June 30, 2001, increased 6% to $5,245,000, from $4,944,000 in the same period of 2000. These increases were primarily due to a 99% increase in U.S. procedure volume for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 and a 74% increase in U.S. procedure volume compared to the six months ended June 30, 2000. These increases, however, were offset by the reduction of our average selling price resulting from the implementation of the CMS prospective payment system, which became effective August, 1 2000. For the three months ended June 30, 2001, revenues increased sequentially by 31%, or $716,000, from $2,261,000 for the three months ended March 31, 2001. This sequential quarter growth is primarily attributed to the growth in the physician's office market and a related 25% sequential quarter increase in U. S. procedure volume.

Cost of product sold for the three months ended June 30, 2001 was $1,239,000, an increase of 39%, or $348,000, from $891,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001 cost of product sold was $2,278,000, an increase of 39%, or $619,000, from $1,659,000 for the six months ended June 30, 2000. These increases were due to higher product sales in the respective periods.

Gross profit for the three months ended June 30, 2001, was $1,738,000, an increase of 14%, or $211, 000, from $1,527,000 for the three months ended June 30, 2000. The increase is attributed to product volume increases exceeding the effects of reduced average selling prices resulting from the introduction of hospital fixed rates. Gross profit for the six months ended June 30, 2001 was $2,967,000, a decrease of 10%, or $318,000, from $3,285,000 for the six months ended June 30, 2000. This is a result of product volume increases not off-setting the impact of reduced average selling price.

Gross margin expressed as a percentage of sales in the three months ended June 30, 2001 was 58%, down from 63% for the three months ended June 30, 2000. Gross margin expressed as a percentage of sales for the six months ended June 30, 2001 was 57%, down from 66% for the six months ended June 30, 2000. These decreases in gross margin are primarily attributed to the reduction of our average selling price, resulting from the implementation of the prospective payment system. Gross margin for the three months ended June 30, 2001 improved sequentially to 58% from 54% for the three months ended March 31, 2001. This increase is primarily attributed to increased manufacturing expense absorption at higher procedure volumes and margin improvements resulting from the increased proportion of procedures performed in the physician's office, where margins are higher than those realized from procedures performed in the hospital.

Research and development (R&D) expenses for the three months ended June 30, 2001 and 2000 included expenditures for regulatory compliance and clinical trials. Clinical trial costs consisted largely of payments to clinical investigators, product for clinical trials, and costs associated with initiating and monitoring clinical trials. R&D expenses of $827,000 in the three months ended June 30, 2001 remained relatively unchanged from $822,000 in the three months ended June 30, 2000. R&D expenses for the six months ended June 30, 2001 of $1,669,000 was slightly higher than R&D expenses of $1,604,000 for the six months ended June 30, 2000, as the Company maintained its product improvement and incremental cost reduction efforts.

Selling, general and administrative (SG&A) expenses for the three months ended June 30, 2001 was $3,511,000, an increase of 18%, or $531,000, compared to expenditures of $2,980,000 in the three months ended June 30, 2000. SG&A expenses for the six months ended June 30, 2001 was $6,927,000, an increase of 11%, or $680,000, from SG&A expenses $6,247,000 for the six months ended June 30, 2000. These increases are due to increases in sales staff, training and tools necessary to aggressively market and service the in-office market, which was approved for Medicare reimbursement by CMS effective January 1, 2001. SG&A expenses for the three months ended June 30, 2001 was only slightly higher than the $3,416,000 for the three months ended March 31, 2001 as the company closely manages expenses.

Other income, net is primarily composed of gains on the sale of short-term investments and interest income and expense. Other income/expense for the three months ended June 30, 2001 increased 131% to $111,000 compared to net other income of $48,000 for the comparable period in 2000. The increase is primarily attributed to increased interest income resulting from a higher average invested balance of cash and investments. For the six months ended June 30, 2001, other income was $467,000, an increase of 132% from other income of $201,000, for the six months ended June 30, 2000. This change was primarily a result of $413,000 realized on sales of short-term investments during the six months ended June 30, 2001.


History of Operating Losses

As of June 30, 2001, we had incurred operating losses of approximately $115.6 million since inception in 1992. We expect to continue to incur operating losses in the near future as we expend funds on sales and marketing activities, clinical trials and research and development. Our future profitability depends upon our ability to sell sufficient quantities of our TUNA system and the related disposables to generate revenue in excess of our planned expenditures. Our ability to sell sufficient quantities of our TUNA system and the related disposables depends upon numerous factors, including:

     .   our success in achieving market acceptance of the TUNA system;

     . our success in expanding our sales and marketing efforts to sell the TUNA system into physicians' offices;

     . our success in obtaining and maintaining necessary regulatory clearances and approvals; and

     . the extent to which Medicare and other healthcare payors continue to reimburse the costs of TUNA procedures and the amounts of reimbursement provided.



Liquidity and Capital Resources

At June 30, 2001, our cash and cash equivalents and short-term investments were $9.8 million. For the quarter ended June 30, 2001, our cash and cash equivalents decreased by $.05 million to $6.6 million. The decrease is due to $3.4 million used in operating activities, $0.1 million used for purchases of property and equipment, $1.8 million realized from the sale of short-term investments and $1.65 million realized from the issuance of common stock. For the six months ended June 30, 2001, cash and cash equivalents increased $0.1 million compared to $6.5 million at December

31, 2000. The increase is due to $5.3 million in proceeds from the sale of short-term investments, $2.1 million realized from the issuance of common stock, less $6.5 million expended in operating activities, $0.5 million expended for the purchase of property and equipment and a $0.3 million reduction in notes payable.

Short-term investments at June 30, 2001 consisted of corporate commercial paper and bonds with a fair market value of $3.0 million and investments in equities of $0.3 million.

We have debt financing with Transamerica Technology Finance, a division of Transamerica Corporation. This facility is secured by our assets and consists of a revolving accounts receivable-based credit line of up to $3 million and a $2.5 million equipment term loan. The term loan was funded in full as of December 31, 1998, at an interest rate of 12% per year. Repayment of that loan is amortized over a three-year period, with the first monthly payment having been made in December 1998. As of June 30, 2001, we owed $497,000 on this equipment term loan. As of June 30, 2001, we borrowed approximately $979,000 against the revolving accounts receivable-based line at a rate of 10.50% per year. The revolving credit line has a minimum interest payment of $96,000 per year.

Management believes that our current cash balances, short term investments and projected cash flows from operations will be sufficient to meet our current operating and capital requirements through the end of June 2002. We have based this estimate, however, on assumptions that may prove to be wrong. As a result, we may need to obtain additional financing prior to that time through public or private transactions, strategic relationships or other arrangements. We cannot assure you that such financing, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to our stackholders, and debt financing, if available, may involve restrictive covenants that could limit the operations of our business.

Recent Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which we adopted on January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have a material effect on our operating results or financial position since we currently do not invest in derivative instruments or engage in hedging activities.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). SFAS 141 establishes new standards for accounting and reporting for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. We will adopt this statement during the first quarter of fiscal 2002 and we do not believe that SFAS 141 will have a material effect on our operating results or financial position.


In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. We will adopt this statement during the first quarter of fiscal 2002, and we do not believe that SFAS 142 will have a material effect on our operating results or financial position.

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

We incurred a net loss of approximately $2.6 million for the three months ended June 30, 2001, and have incurred substantial losses since our inception from costs relating to the development and commercialization of our TUNA system. As of June 30, 2001, we had an accumulated deficit of approximately $115.6 million. We expect to continue to incur operating losses in the near future as we expend funds on sales and marketing activities, clinical trials and research and development. Our future profitability depends upon our ability to sell sufficient quantities of our TUNA system and the related disposables to generate revenue in excess of our planned expenditures. Our ability to sell sufficient quantities of our TUNA system and the related disposables depends upon numerous factors, including:

     .  our success in achieving market acceptance of the TUNA system;

     . our success in expanding our sales and marketing efforts to sell the TUNA system into physicians' offices;

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

We outsource all of our manufacturing, except for the assembly of the reusable handle. We obtain components to the reusable handle from a number of different suppliers, including a few single source suppliers. We are aware of a few other qualified suppliers for many of these components. We contract with Humphrey Systems, a division of Carl

Zeiss, Inc., and Circon Corporation to manufacture the disposable cartridge; Telo Electronics, a subsidiary of Sanmina MPD, to manufacture the radio frequency generator; and Karl Storz in Germany to manufacture the telescope. We have not qualified any alternative sources of supply for our radio frequency generator or telescope. We have written agreements with Humphrey Systems and Circon Corporation to manufacture the disposable cartridge. Either party may terminate these agreements for any reason upon at least 180 days prior written notice. We do not have any other supply agreements with these suppliers or any of our other suppliers that require them to supply us with components to our TUNA system.

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

The continuing efforts of governments and insurance companies, health maintenance organizations and other payors of healthcare costs to contain or reduce health care costs may affect our future revenues and profitability. Healthcare payor acceptance of the TUNA procedure will require evidence of its cost effectiveness compared with other therapies for an enlarged prostate, which will depend in large part upon the duration of the relief provided by the TUNA procedure. Our ability to commercialize the TUNA system successfully will depend in part upon the extent to which the users of our product obtain appropriate reimbursement for the cost of the TUNA procedure.

The TUNA procedure is a new therapy and may not be accepted by physicians and patients, which would significantly harm our business.

Physicians will not recommend the TUNA procedure unless they conclude, based on clinical data and other factors, that it is an effective alternative to other methods of enlarged prostate treatment, including more established methods. Clinical data for assessing the durability of relief provided by the TUNA therapy extends beyond five years, but some physicians may not consider this to be sufficient evidence of durability. Even if the clinical efficacy of the TUNA procedure is established, physicians may elect not to recommend the procedure unless acceptable reimbursement from healthcare payors is available. Patient acceptance of the procedure will depend in part upon physician recommendations and other factors, including the degree of invasiveness and the rate and severity of complications associated with the TUNA procedure compared with other therapies. Patient acceptance of the TUNA procedure will also depend upon the ability of physicians to educate these patients on their treatment choices. Our marketing strategy must overcome the difficulties inherent in the introduction of new technology to the medical community.

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

PART II: OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

VidaMed, Inc. held its annual meeting of stockholders on May 10, 2001. Our stockholders voted on the following:

1. Election of Directors. The election of directors was conducted and the following nominees were elected, with the following vote count:

                                                            Votes                    Votes
         Name                                                For                    Withheld
         --------------------                       -------------------       --------------------
         Randy D. Lindholm                                   21,062,355                    590,383
         Robert J. Erra                                      21,622,706                     30,032
         Elizabeth H. Davila                                 21,624,076                     28,662
         Paulita M. LaPlante                                 21,624,076                     28,662
         Kurt C. Wheeler                                     16,291,662                  5,361,076
         Michael D. Ellwein                                  21,622,626                     30,112

2. Ratification of Independent Auditors. The stockholders ratified Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2001. There were 21,580,225 votes for and 7,275 against ratification, with 65,238 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               VIDAMED, INC.

Date:    August 9, 2001                        By:   /s/   Randy D. Lindholm
      ----------------------                       ---------------------------
                                                    Randy D. Lindholm
                                                    Chairman, President and
                                                    Chief Executive Officer
                                                    (Principal Executive
                                                    Officer)

Date:    August 9, 2001                       By:    /s/   John F. Howe
      ----------------------                       ---------------------------
                                                    John F. Howe
                                                    VP Finance and Chief
                                                    Financial Officer (Principal
                                                    Financial Officer)

Date:   August 9,  2001                       By:  /s/ L. Phillip Brooks
      ----------------------                       ---------------------------
                                                   Controller
                                                   (Principal Accounting
                                                   Officer)