Form 10-Q
period 2001-09-30
VIDAMED INC
filed 2001-11-13
CIK 929900

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ______________



                         Commission File Number: 0-26082

                                  VIDAMED, INC.
             (Exact name of registrant as specified in its charter)



            Delaware                                      77-0314454
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                              46107 Landing Parkway
                                Fremont, CA 94538
          (Address of principal executive offices, including zip code)

                                 (510) 492-4900
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]  Yes       [_]  No

The number of outstanding shares of the registrant's common stock, $.001 par value, was 36,049,926 as of September 30, 2001.

                                  VIDAMED, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION
                                                                                Page
Item 1.   Condensed Consolidated Financial Statements - unaudited

          Condensed consolidated balance sheets - September 30, 2001
               and December 31, 2000                                              3

          Condensed consolidated statements of operations - three months ended September 30, 2001 and 2000 and nine months ended
               September 30, 2001 and 2000                                        4

          Condensed consolidated statements of cash flows - nine months
               ended September 30, 2001 and 2000                                  5

          Notes to condensed consolidated financial statements                    6

Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                           8

Item 3    Quantitative and Qualitative Disclosure About Market Risk              14


PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                       14


Signatures                                                                       14

ITEM 1: FINANCIAL
STATEMENTS


                                  VidaMed, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                     September 30, 2001        December 31, 2000
                                                    --------------------      -------------------
                                                        (Unaudited)                   (*)

Assets
Current Assets:
     Cash and cash equivalents                             $       6,094             $      6,491
     Short-term investments                                        1,173                    9,060
     Accounts receivable, net                                      2,639                      800
     Inventories                                                   2,157                      649
     Other current assets                                            583                      389
                                                    --------------------      -------------------
      Total current assets                                        12,646                   17,389


     Property and equipment, net                                   1,553                    1,898
     Other assets, net                                                97                       99
                                                    --------------------      -------------------
      Total assets                                         $      14,296             $     19,386
                                                    ====================      ===================


Liabilities and stockholders' equity
Current liabilities:
     Notes payable, current                                $       1,572             $      1,776
     Accounts payable                                              1,009                      283
     Accrued liabilities                                           2,972                    2,821
                                                    --------------------      -------------------
      Total current liabilities                                    5,553                    4,880

Stockholders' equity:
    Capital stock                                                126,504                  124,063
     Accumulated deficit                                        (117,761)                (109,557)
                                                    --------------------      -------------------
      Total stockholders' equity                                   8,743                   14,506
                                                    --------------------      -------------------
       Total liabilities and stockholders' equity          $      14,296             $     19,386
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

                                  VidaMed, Inc.
                 Condensed Consolidated Statements of Operations
                     (In thousands except per share amounts)
                                   (Unaudited)

                                            Three Months Ended          Nine Months Ended
                                               September 30,              September 30,
                                             2001          2000          2001          2000
                                           --------      --------      --------      --------
Revenues                                   $  3,779      $  1,681      $  9,024      $  6,625

Cost of Products Sold                         1,454           785         3,732         2,445
                                           --------      --------      --------      --------
      Gross Profit                            2,325           896         5,292         4,180


Operating Expenses:
Research and development                        799           875         2,469         2,481
Selling, general and administrative           3,525         2,903        10,451         9,147
                                           --------      --------      --------      --------
      Total operating expenses                4,324         3,778        12,920        11,628

                                           --------      --------      --------      --------
      Loss from operations                   (1,999)       (2,882)       (7,628)       (7,448)


Other income (expense), net                       2           (16)          469           185
                                           --------      --------      --------      --------
Net loss                                   $ (1,997)     $ (2,898)     $ (7,159)     $ (7,263)
                                           ========      ========      ========      ========
Basic and diluted net loss per share       $  (0.06)     $  (0.10)     $  (0.20)     $  (0.24)
                                           ========      ========      ========      ========
Shares used in computing basic and
     diluted net loss per share              36,037        30,213        35,532        29,782
                                           ========      ========      ========      ========

                             See accompanying notes.

--------------------------------------------------------------------------------

                                  VidaMed, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                    2001                    2000
                                                                            ---------------------   --------------------
Cash flows from operating activities:
      Net loss                                                                  $          (7,159)     $          (7,263)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                                         845                  1,351
        Amortization of deferred compensation                                                  95                    129
        Issuance of warrants for renewal of loan                                               --                     87
        Gain realized on sales of short-term investments                                     (413)                    --
        Changes in current assets and liabilities:
          Accounts receivable                                                              (1,839)                   277
          Inventory                                                                        (1,359)                   (45)
          Other current assets                                                               (194)                    67
          Other assets                                                                          2                     64
          Accounts payable                                                                    726                    297
          Accrued liabilities                                                                 151                   (234)
          Deferred revenue                                                                     --                   (164)
                                                                            ---------------------   --------------------
Net cash used in operating activities                                                      (9,145)                (5,434)
                                                                            ---------------------   --------------------
Cash flows from investing activities:
      Expenditures for property and equipment                                                (649)                (1,536)
      Proceeds from the sale of short-term investments                                      7,255                     --
                                                                            ---------------------   --------------------
Net cash provided by (used in) investing activities                                         6,606                 (1,536)
                                                                            ---------------------   --------------------

Cash flows from financing activities:
      Principal payments of notes payable                                                    (204)                  (521)
      Net cash proceeds from issuance of common stock                                       2,346                 12,947
                                                                            ---------------------   --------------------
Net cash provided by financing activities                                                   2,142                 12,426
                                                                            ---------------------   --------------------

Net increase (decrease) in cash and cash equivalents                                         (397)                 5,456
Cash and equivalents at the beginning of the period                                         6,491                  2,748
                                                                            ---------------------   --------------------
Cash and equivalents at the end of the period                                   $           6,094      $           8,204
                                                                            =====================   ====================


Supplemental disclosure of cash flows information:
Cash paid for interest                                                          $             214      $             394
                                                                            =====================   ====================

Supplemental disclosure of non-cash information:
Unrealized loss on investments                                                  $            (633)     $              --
                                                                            =====================   ====================

                             See accompanying notes.

                                  VIDAMED, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of VidaMed, Inc. (the "Company", "VidaMed", "we" or "our") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10 of Regulation S-X. The balance sheet as of September 30, 2001, the statements of operations for three months and nine months ended September 30, 2001 and 2000 and the statements of cash flows for the nine months ended September 30, 2001 and 2000, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

Certain amounts have been reclassified for the nine months ended September 30, 2000 to conform to the current period's presentation. These reclassifications did not impact the Company's net loss from operations.

Results for any interim period shown in this report are not necessarily indicative of results to be expected for any other interim period or for the entire year.

2.       Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of shares of our common stock outstanding during the periods presented. Diluted net loss per share is computed based on the weighted average number of shares of our common stock and common equivalent shares (stock options and warrants to purchase common stock), if dilutive. As the Company has incurred losses from operations in each of the periods presented, there is no difference between basic and diluted net loss per share amounts. As of September 30, 2001, we had 4,961,576 options outstanding under our equity compensation plans and 1,938,000 outstanding warrants. The options and warrants will be included in the calculation at such time as the effect is no longer anti-dilutive, as calculated using the treasury stock method.

3.       Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market value. Inventories at September 30, 2001 and December 31, 2000 consist of the following (in thousands):

                                          September 30,         December 31,
                                              2001                  2000
                                       -----------------       -------------
                  Raw materials         $          1,155       $         120
                  Work in process                      -                   5
                  Finished goods                   1,002                 524
                                       -----------------       -------------
                                        $          2,157       $         649
                                       =================       =============

4.     Notes Payable

In October 1998, we finalized a $5.5 million debt facility with Transamerica Technology Finance, a division of Transamerica Corporation. The facility is secured by the Company's assets and consists of a revolving accounts receivable-based credit line of up to $3 million and a $2.5 million equipment term loan. The term loan was funded in full as of December 31, 1998, at an interest rate of 12% per year. Repayment of that loan is amortized over a three-year period, with the first monthly payment having been made in December 1998 and continuing monthly thereafter. As of September 30, 2001, approximately $283,000 was outstanding on our term loan and we had borrowed approximately $1,289,000 against the revolving accounts receivable-based line at a rate of 10.5% per year.

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

During the three months and nine months ended September 30, 2000, the total comprehensive loss was not materially different from the net loss. Total comprehensive loss for the quarter ended September 30, 2001 was $2,119,000, compared to a net loss of $1,997,000. For the nine months ended September 30, 2001, total comprehensive loss was $7,791,000 compared to a net loss of $7,159,000. These differences were the result of a decrease of $122,000 in the fair market value of the short-term investments for the three months ended September 30, 2001 and a decrease in their fair market value of $633,000 for the nine months ended September 30, 2001.

6.     Common Stock

During the nine months ended September 30, 2001, we issued 891,302 shares of common stock upon the exercise of outstanding warrants, 151,441 shares under our equity compensation plans and 174,146 shares under our employee stock purchase plan.

7.     Recently Issued Accounting Standards

In September 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which we adopted on January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have a material effect on our operating results or financial position since we currently do not invest in derivative instruments or engage in hedging activities.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). SFAS 141 establishes new standards for accounting and reporting for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. Use of the pooling-of-interests method will be prohibited. We will adopt this statement during the first quarter of fiscal 2002 and we do not believe that SFAS 141 will have a material effect on our operating results or financial position.

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

In October 2001, the FASB issued Statement of Financial Accounting Standard No.144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS 144 provides a single model for accounting and reporting the impairment and disposal of long-lived assets. The statement also sets new criteria for the classification of assets held-for-sale and changes the reporting of discontinued operations. We do not believe that the adoption of SFAS 144 will have a material effect on our operating results or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of VidaMed's consolidated financial condition and results of operations for the three months and nine months ended September 30, 2001 and 2000. We also discuss certain factors that may affect our prospective financial condition and results of operations. This section should be read in conjunction with VidaMed's Condensed Consolidated Financial Statements and Related Notes in Item 1 of this Quarterly Report on Form 10-Q and VidaMed's Annual Report on Form 10-K for the year ended December 31, 2000, which VidaMed has filed with the Securities and Exchange Commission. You may obtain a copy of VidaMed's Form 10-K from VidaMed at no charge.

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

Overview

We design, develop, and market a minimally invasive treatment for the urological condition, benign prostatic hyperplasia, which is commonly referred to as BPH or enlarged prostate. Over one-half of the 37 million men age 50 and older in the United States suffer from symptomatic BPH, which if left untreated, can lead to other adverse medical conditions, including incontinence. Our patented transurethral needle ablation (TUNA) procedure is designed to provide a safe, cost effective and minimally invasive treatment for BPH and an alternative to drug therapy and major surgery. Our TUNA procedure delivers low-level radio frequency energy directly into the prostate, resulting in tissue shrinkage and subsequent alleviation of symptoms associated with BPH, with minimal patient discomfort or sensation of heat and allowing a patient to return quickly to a normal life style.

Our latest generation TUNA system, the Precision system, which was designed specifically for the physician office environment, was cleared for marketing by the FDA in February 2001. Our Precision system offers a significantly faster average treatment time of only 20 minutes for a typical-sized prostate, compared with approximately 30 to 60 minutes for most other minimally invasive therapies. In addition, our Precision system has an intuitive user interface that monitors intra-prostatic temperature 50 times each second, and provides essential real-time feedback to the physician ensuring a safe and successful treatment.

The principal components of our TUNA system are the radio frequency generator, a reusable hand piece and telescope, and a single-use disposable catheter needed for each procedure. We outsource all of our manufacturing, except for the assembly of the reusable handle.

We distribute the TUNA system in the United States through a network of direct sales and marketing representatives and account specialists, and internationally directly to customers and through a number of strategic distributors. We offer customers the option either to purchase the radio frequency generators and related accessories outright or to acquire them pursuant to a fee per use agreement whereby the customer contractually commits to purchase a minimum number of disposable catheters per year or other time period.

All of our revenue is derived from the sale of our disposable catheters and radio frequency (RF) generators, hand pieces and telescopes. Revenue from product sales is recognized at the time of shipment, net of allowances for discounts and estimated returns which are also provided for at the time of shipment. Placement of RF generators in hospitals and physicians' offices is necessary for customers to use our disposable catheters. We continue to focus our sales and marketing efforts on expanding the base of our customer accounts and increasing the usage of our disposable products at our current accounts. We expect that revenue from the sale of our disposable cartridges will increase as a percentage of our revenue as the installed base of our RF generators continues to grow.

Our ability to successfully commercialize our TUNA system depends in part on the extent to which the users of our products obtain appropriate reimbursement for the cost of the TUNA procedure. The majority of patients who receive treatment for BPH in the United States are eligible for Medicare coverage. Before August 1, 2000, the U.S. Health Care Financing Administration, recently renamed Centers for Medicare and Medicaid Services, or CMS, which administers Medicare reimbursement, only made reimbursement available for TUNA procedures performed in hospital-based settings, on a reasonable cost or cost plus basis. On August 1, 2000, the reimbursement was changed to a fixed rate or "prospective payments system" for procedures performed in hospitals. On January 1, 2001, Medicare reimbursement became available under the prospective payment system for TUNA procedures performed in physicians' offices.

Results of Operations

Net revenues for the three months ended September 30, 2001 was $3,779,000. This represents an increase of $2,098,000, or 125%, from $1,681,000 in the three months ended September 30, 2000. Net revenues for the nine months ended September 30, 2001 increased 36% to $9,024,000, from $6,625,000 in the same period of 2000. These increases were primarily due to a 176% increase in U.S. procedure volume for the three months ended September 30, 2001 compared to the three months ended September 30, 2000, and a 105% increase in U.S. procedure volume for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. These increases, however, were offset by the reduction of our average selling prices for each procedure resulting from the implementation of the CMS prospective payment system, which became effective for procedures performed in hospitals on August 1, 2000. For the three months ended September 30, 2001, net revenues increased sequentially by 27%, or $802,000, from $2,977,000 for the three months ended June 30, 2001. This sequential quarter growth was primarily attributable to the growth in the physician's office market and a related 24% sequential quarter increase in U.S. procedure volume and a sequential increase of 233% increase in U.S. RF generator system sales to 30 systems.

Cost of goods sold increased $669,000 and $1,287,000 for the three and nine-month periods ended September 30, 2001, respectively from $785,000 and $2,445,000 during the same periods in the prior year. The increases are attributed to higher product sales. Gross margin expressed as a percentage of sales in the three months ended September 30, 2001 was 62%, up from 53% for the three months ended September 30, 2000. Gross margin expressed as a percentage of sales for the nine months ended September 30, 2001 was 59%, down from 63% for the nine months ended September 30, 2000. The increase in gross margin as a percentage of sales for the three months ended

September 30, 2001 is primarily due to increased manufacturing expense absorption at higher procedure volumes. The decrease in gross margin as a percentage of sales for the nine months ended September 30, 2001 is primarily attributed to the reduction of our average selling price, resulting from the implementation of the prospective payment system for the hospital out patient.

Research and development expenses, which include expenditures for regulatory compliance and clinical trials, were $799,000 for the three months ended September 30, 2001 which was slightly declined from $875,000 for the same period in 2000. Research and development expenses for the nine months ended September 30, 2001 of $2,469,000 remained relatively unchanged from $2,481,000 for nine months ended September 30, 2000, as we sustained the level of our product improvement and cost reduction efforts.

Selling, general and administrative expenses increased to $3,525,000 and $10,451,000 from $2,903,000 and $9,147,000 for the three and nine-months periods ended September 30, 2001 and 2000, respectively. These increases are due to increases in sales staff, training and tools necessary to aggressively market and service the in-office market, which was approved for Medicare reimbursement by CMS effective January 1, 2001.

Other income (expense) is primarily composed of gains on the sale of short-term investments and interest income and expense. Other income (expense) for the three months ended September 30, 2001 increased to $2,000 compared to other income (expense) of $(16,000) for the comparable period in 2000. The increase was primarily attributable to increased interest income resulting from a higher average invested balance of cash and investments. For the nine months ended September 30, 2001, other income/expense, net was $469,000, an increase of 154% from other income/expense, net of $185,000, for the nine months ended September 30, 2000. This change was primarily a result of a gain of $413,000 realized on sales of short-term investments during the nine months ended September 30, 2001.

Our net loss for the three months ended September 30, 2001 was $2.0 million compared to $2.9 million for the three months ended September 30, 2000. Our net loss for the nine months ended September 30, 2001 was $7.2 million compared to $7.3 million for the nine months ended September 30, 2000.

Liquidity and Capital Resources

Since our inception, we have financed our operations principally through the sale of equity securities and to a lesser extent, through debt financing and loans. At September 30, 2001, our cash and cash equivalents and short-term investments were $7.3 million. For the quarter ended September 30, 2001, our cash and cash equivalents decreased by $0.5 million to $6.1 million. This decrease was due to $2.5 million used in operating activities, $0.1 million used for purchases of property and equipment, $1.9 million realized from the sale of short-term investments and $0.2 million realized from the issuance of common stock. For the nine months ended September 30, 2001, our cash and cash equivalents decreased $0.4 million compared to $6.5 million at December 31, 2000. This decrease was due to $7.2 million in proceeds from the sale of short-term investments, $2.3 million realized from the issuance of common stock, less $9.1 million used in operating activities, $0.6 million used for the purchase of property and equipment and a $0.2 million reduction in notes payable.

Short-term investments at September 30, 2001 consisted of corporate commercial paper and bonds with a fair market value of $1.0 million and investments in equity securities of $0.2 million.

We have debt financing with Transamerica Technology Finance, a division of Transamerica Corporation. This facility is secured by our assets and consists of a revolving accounts receivable-based credit line of up to $3 million and a $2.5 million equipment term loan. The term loan was funded in full as of December 31, 1998, at an interest rate of 12% per year. Repayment of that loan is amortized over a three-year period, with the first monthly payment having been made in December 1998 and the last monthly payment required to be made in December 2001. As of September 30, 2001, we owed $283,000 on this equipment term loan. As of September 30, 2001, we had borrowed approximately $1,289,000 against the revolving accounts receivable-based line at a rate of 10.50% per year, which will be required to be repaid in December 2001 if this credit line is not renewed. The revolving credit line has a minimum interest payment of $96,000 per year. We are in the process of negotiating with banks the terms of a new credit facility to replace our Transamerica facility.

Management believes that our current cash balances, short term investments, available debt financing and projected cash flows from operations will be sufficient to meet our current operating and capital requirements through the end of September 2002. We have based this estimate, however, on assumptions that may prove to be wrong. As a result, we may need or elect to obtain additional financing prior to that time through public or private transactions, strategic relationships or other arrangements. We cannot assure you that such financing will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants that could limit the operations of our business.


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

We incurred a net loss of approximately $2.0 million for the three months ended September 30, 2001, and have incurred substantial losses since our inception from costs relating to the development and commercialization of our TUNA system. As of September 30, 2001, we had an accumulated deficit of approximately $117.8 million. We expect to continue to incur operating losses in the near future as we expend funds on sales and marketing activities, clinical trials and research and development. Our future profitability depends upon our ability to sell sufficient quantities of our TUNA system and the related disposables to generate revenue in excess of our planned expenditures. Our ability to sell sufficient quantities of our TUNA system and the related disposables depends upon numerous factors, including:

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

PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     On August 23, 2001, VidaMed filed a Current Report on Form 8-K reporting in
Item 5, Other Events, the adoption by Randy D. Lindholm, VidaMed's Chairman, President and Chief Executive Officer, of a written trading plan pursuant to Rule 10b5-1 that allows him to systematically sell VidaMed common stock.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VIDAMED, INC.

Date:  November 12, 2001               By: /s/ Randy D. Lindholm
       -------------------                --------------------------------------
                                          Randy D. Lindholm
                                          Chairman, President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)

Date:   November 12, 2001              By: /s/ John F. Howe
       --------------------               --------------------------------------
                                          John F. Howe
                                          VP Finance and Chief Financial
                                          Officer (Principal Financial Officer)

Date:  November 12, 2001               By: /s/ L. Phillip Brooks
       --------------------               --------------------------------------
                                          L. Phillip Brooks
                                          Controller
                                         (Principal Accounting Officer)