Form 10-K
period 2001-12-31
VIDAMED INC
filed 2002-03-29
CIK 929900

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------
                                    FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to                   .
                                    ----------------    ------------------

                           Commission File No. 0-26082

                              --------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this Form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     As of March 1, 2002, 36,726,454 shares of common stock of the registrant were outstanding, and the aggregate market value of the common stock of the registrant as of that date (based upon the last reported sale price of the registrant's common stock on that date as reported by the Nasdaq SmallCap System), excluding outstanding shares beneficially owned by directors and executive officers, was $288,164,475.

================================================================================

                                TABLE OF CONTENTS
                                -----------------

PART I............................................................................................................2
     Item 1.      Business........................................................................................2
     Item 2.      Properties......................................................................................9
     Item 3.      Legal Proceedings...............................................................................9
     Item 4.      Submission of Matters to a Vote of Security Holders............................................10

PART II..........................................................................................................11
     Item 5.      Market for Registrant's Common Equity and Related
                  Stockholder Matters............................................................................11
     Item 6.      Selected Consolidated Financial Data...........................................................12
     Item 6A.     Selected Quarterly Consolidated Financial Data.................................................13
     Item 7.      Management's Discussion and Analysis of Financial Condition
                  And Results of Operations......................................................................13
     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.....................................23
     Item 8.      Financial Statements and Supplementary Data....................................................23
     Item 9.      Changes in and Disagreements On Accounting and Financial
                  Disclosure.....................................................................................23

PART III.........................................................................................................24
     Item 10.     Directors and Executive Officers of the Registrant.............................................24
     Item 11.     Executive Compensation.........................................................................26
     Item 12.     Security Ownership of Certain Beneficial Owners And
                  Management.....................................................................................35
     Item 13.     Certain Relationships and Related Transactions.................................................36

PART IV..........................................................................................................37
     Item 14.     Exhibits, Financial Statement Schedules and Reports On
                  Form 8-K.......................................................................................37

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K......................................................................58

                                     PART I
                                     ------

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

We own or have the rights to various trademarks, trade names or service marks, including the following: the VidaMed name and logo, and TUNA(R). We have a trademark application pending for Precision Plus. The trademarks Flomax(R), Hytrin(R), Cardura(R) and Proscar(R) referred to in this Annual Report on Form 10-K are the registered trademarks of others.

Item 1. BUSINESS

VidaMed, Inc. designs, develops and markets technologically and clinically advanced systems for urological conditions. Our focus is the treatment of the enlarged prostate known as benign prostatic hyperplasia, or more commonly known as BPH. Our primary product, the patented TUNA system, is designed to offer a safe, cost effective, minimally invasive treatment for BPH and an alternative to drug therapy and major surgery. "TUNA" stands for Transurethral Needle Ablation. International sales of our TUNA system commenced in late 1993, and commercial sales began in the United States in late 1996, after we received clearance for our VTS ProVu TUNA system from the U.S. Food and Drug Administration. In February 2001, we received clearance from the FDA for our Precision TUNA system, which is designed specifically for the physician office environment. In January 2002, we received FDA clearance for our next generation Precision system, which we expect to launch on a commercial basis in the second quarter of 2002.

VidaMed was organized as a California corporation in July 1992 and reincorporated in Delaware in June 1995. Our principal executive offices are located at 46107 Landing Parkway, Fremont, California 94538. Our telephone number is (510) 492-4900.

On December 5, 2001, VidaMed, Medtronic, Inc. and VidaMed Acquisition Corp., a wholly owned subsidiary of Medtronic, entered into an Agreement and Plan of Merger, pursuant to which Medtronic's merger subsidiary will merge with and into VidaMed, with VidaMed continuing as the surviving corporation. Under the terms of the merger agreement, each outstanding share of VidaMed common stock will be converted into the right to receive $7.91 per share in cash. The closing of the transaction is conditioned on, among other things, adoption of the merger agreement by the holders of a majority of the outstanding shares of VidaMed common stock. A special meeting of VidaMed's stockholders to vote on the merger agreement is scheduled to be held on April 12, 2002. Although no assurance can be given that the transaction will be completed, VidaMed expects to complete the transaction as soon as reasonably practicable after the VidaMed stockholder meeting in April 2002. In connection with the execution of the merger agreement, Medtronic loaned VidaMed $5 million for working capital and other general corporate purposes pursuant to a secured promissory note. Stockholders should refer to the definitive proxy statement filed by VidaMed with the Securities and Exchange Commission on March 14, 2002 for further information about the proposed transaction.

BPH - The Medical Condition and Market

The prostate is a fibromuscular gland that surrounds the urethra and lies immediately below the bladder in the male. The normal prostate is approximately the size of a walnut. The prostate gradually enlarges over a man's lifetime, a naturally occurring, non-cancerous condition known as BPH. As the benign nodules grow around the tube-like urethra, this growth obstructs the flow of urine released from the bladder. As a result of BPH, men begin to experience problems with urination which include:

..    Decreased force of urinary stream;

..    Frequency, or the need to urinate more often, especially at night;

..    Urgency, or the sudden need to urinate;

..    Incomplete emptying of the bladder; and

..    Difficulty starting to urinate.

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

In February 2001, our Precision Office TUNA system was cleared by the FDA. The Precision system was designed specifically for the physician office environment. It offers a significantly faster average treatment time of only 20 minutes for a typical-sized prostate, compared with approximately 30 minutes for current therapies, including our VTS ProVu TUNA system. In addition, the Precision system has an intuitive user interface featuring Precise Reassurance Technology. Precise Reassurance Technology monitors intra-prostatic temperature 50 times each second, and provides essential real-time feedback to the physician reassuring a safe and successful treatment.

In January 2002, we received marketing clearance from the FDA for our next generation Precision Office TUNA System. This latest technology features a 15-minute average treatment time for a typical-sized prostate, compared with 20 minutes for VidaMed's current Precision system. We are planning to launch this new system in the second quarter of 2002.

Clinical Studies

We perform clinical trials of the TUNA procedure to obtain clinical data to support new indications, to obtain long-term durability data, and to gather data in supporting Medicare and other reimbursement approvals in various markets. We began international clinical evaluation of the TUNA procedure in March 1993 and the U.S. trials in November 1994. We are currently involved in clinical studies in Germany, France and Spain for reimbursement approval and acceptance within the medical community. Multi-center and multi-year studies were conducted to evaluate the TUNA procedure in the treatment of the median lobe. We received 510(k) clearance from the FDA for an indication to use our TUNA system to treat BPH patients with enlarged median lobes in 2001. An anesthesia study was also conducted to scientifically document the TUNA procedure performance in the office setting.

In the clinical trials conducted both in the United States and internationally, the majority of TUNA patients for whom follow-up data are available show significant relief from the symptoms of BPH, with insignificant post-procedure complications. These results, including one-, two- and three-year data, are published in peer-reviewed articles and in the Journal of Urology published by the American Urological Association. Abstracts from multiple centers in Europe presented five and six year TUNA data at the 2001 American Urological Association annual meeting in Anaheim, California. This clinical data demonstrated in a peer-review environment the durability of the VidaMed TUNA procedure.

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

Due to the age of the typical patient suffering from an enlarged prostate, Medicare reimbursement is particularly critical for widespread market acceptance of our TUNA system in the United States. In 1997, we began marketing and selling the TUNA system to office-based urology practices in the U.S., assuming that after receiving FDA clearance, third-party reimbursement, including Medicare, would be approved for those locations. In mid-1998, Medicare announced that approval of any new office-based or ambulatory surgery center procedures would be delayed until at least mid-2000 due to year 2000 compliance issues. As a result, Medicare reimbursement for the TUNA procedure was made available only for procedures performed in hospital-based settings, on a reasonable cost basis, and required individual state-by-state approval. Under the reasonable cost basis method of reimbursement, we charged the hospital a fee-per-use charge for each TUNA procedure performed, and combined with other direct and indirect overhead costs the hospital incurred in conducting the TUNA procedure, the hospital was reimbursed by Medicare for these reasonable costs. In addition to the hospital, the urologist that performed the TUNA procedure was reimbursed by Medicare per procedure.

In August 2000, the U.S. Health Care Financing Administration, or HCFA, which administers Medicare reimbursement, replaced the reasonable cost basis reimbursement for outpatient hospital-based procedures, like the TUNA procedure, with a new fixed rate or "prospective payment system." Under this new method of reimbursement, a hospital currently receives a fixed reimbursement amount of $1,875 for each TUNA procedure performed in its facility, and the urologist performing the TUNA procedure is reimbursed a fixed fee per procedure. Commencing April 1, 2002, the hospital fixed payment amount per TUNA procedure will increase to $2,750.

In November 2000, HCFA published revisions to the Medicare payment rates for invasive heat therapies for the treatment of BPH in the urologist's office. Coverage of the TUNA procedure was included in the ruling and the reimbursement rate (inclusive of the physician's fee) was established at $2,455 and increased to $3,113 as of January 1, 2002.

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

Distribution

We distribute the TUNA system both domestically and internationally. In the United States, we market the TUNA system through a network of direct sales and marketing representatives and account specialists. We market and sell the TUNA system directly to hospitals, urologists and surgery centers.

We sell our TUNA system outside the United States directly and through a number of distributors experienced in selling products to hospitals and urologists. We have 14 distributors selling our TUNA system in 22 countries worldwide. Our distributors purchase the TUNA system from us at a discount from list price and resell the system to hospitals and urologists. Our distributors determine the price they charge to customers, which varies from country to country. These distributors are generally subject to minimum annual and quarterly purchase requirements. We generally retain a right to terminate our written agreements if the distributor does not meet its minimum purchase requirements. Our international sales represented 10% of our net sales in 2001 and 16% of our net sales in 2000.

Marketing

We focus our marketing efforts on promoting the benefits of the TUNA system over other alternative therapies, drug therapy and surgical intervention, and building market awareness and acceptance of the TUNA system among urologists.

Our marketing programs include:

..    exhibiting our TUNA system at key industry trade shows;

..    presenting at regional and national professional meetings;

..    commissioning clinical studies on the benefits of the TUNA system;

..    posting information on our web site and articles in key industry media;

..    advertising in key industry publications; and

..    training users of the TUNA system in order to increase use once the system is placed.

Manufacturing

We outsource all of our manufacturing, except for the assembly of the reusable handle. We obtain components to build the reusable handle from a number of different suppliers, including a few single source suppliers. We contract with Humphrey Systems, a division of Carl Zeiss, Inc., and Circon Corporation to manufacture the disposable cartridge. We have a written agreement with Humphrey Systems that terminates in July 2002. In February 2001, we entered into a written agreement with Circon Corporation to manufacture the disposable cartridge for a term of three years. Either party may terminate this agreement for any reason upon at least 180 days' prior written notice. We contract with Sanmina MPD to manufacture the radio frequency generator and Karl Storz in Germany to manufacture the telescope. We have not qualified any alternative sources of supply for our radio frequency generator or telescope. Both Sanmina and Zeiss Humphrey Systems are located within close proximity to our engineering, marketing and administrative facility in Fremont, California.

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

We have been issued 57 United States patents and 91 foreign patents, many of which cover apparatus and methods of prostate ablation using the TUNA system and the design of the TUNA system. The earliest termination date of any of our United States patents is in 2011, with the majority of patents scheduled to continue in effect through the year 2013. At the end of fiscal 2001, we had six patent applications pending in the United States and 24 corresponding patent applications pending in various foreign countries. Our patents focus on methods for delivery of low-power radio frequency energy to the prostate for the treatment of an enlarged prostate. We also have rights to technology that allow our products to deliver radio frequency energy to other organs of the human body while protecting surrounding tissue. We believe our patents materially support our place in the market by preventing others from making, using, or selling devices that copy our treatment methods and equipment. It is our policy to aggressively protect our patents, trademarks and other intellectual property.

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

We own various registered and unregistered trademarks and tradenames that we use in our business. We have registered the name "VidaMed" and "TUNA" in the U.S. and in most foreign countries where our TUNA system is sold. We are in the process of registering the trademark and tradename "Precision Plus".

Competition

Competition in the market for the treatment of BPH comes from invasive therapies, such as TURP, and from non-invasive courses of action, such as drug therapy. There are four well recognized prescription drugs available in the United States for treating the symptoms of BPH, Flomax (sold by Boehringer Ingelheim International GmbH), Hytrin (sold by Abbott Laboratories), Cardura (sold by Pfizer Inc.) and Proscar (sold by Merck & Co., Inc.). Drug therapy is currently the first line therapy prescribed by most physicians in the United States for BPH. Due to the large yet still uninformed marketplace of men suffering from BPH, we do not consider the drug manufacturers as major threats or direct competitors, but more as alternative therapies that have significant resources to bring awareness to this quality of life condition for which we believe our TUNA system can provide a safe, effective and long lasting treatment.

Competition in the market for minimally invasive devices to treat BPH continues to grow, but due to lengthy regulatory and reimbursement hurdles, the market is expected to be divided into four types of thermal heat therapies. These include radio frequency energy (VidaMed), microwave (Urologix, Inc. and TherMatrx, Inc.), interstitial laser (Johnson & Johnson) and water induced therapies. All four of these therapies, and only these four, have been approved for in-office Medicare reimbursement. All four of these minimally invasive treatments try to safely, quickly and comfortably ablate prostate tissue through heat therapy. We believe our safe and precise delivery of radio frequency energy, uniquely treating various shapes and sizes of enlarged prostates in as few as 20 minutes (as few as 15 minutes, once our next generation Precision Office TUNA system is launched), in the comfort of a urologist's office using only local anesthesia, sets us apart from other minimally invasive therapies.

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

Before we can market a new medical device in the U.S., we must obtain clearance from the FDA of a premarket notification under Section 510(k) of the FDC Act, referred to as a 510(k) notification, or approval of a premarket approval application, or PMA. All of our products to date have been subject to 510(k) clearance requirements. The FDA will typically grant a 510(k) marketing clearance if a company can establish that the device is substantially equivalent to a legally marketed device. It generally takes three to 12 months from the date when the FDA receives a 510(k) submission to obtain clearance, but it may take longer if the FDA requests additional information or requires data from a clinical trial.

To date, we have received 510(k) clearance from the FDA with respect to our VTS ProVu TUNA system, our next Precision Plus system and our next generation Precision Office TUNA system. We have also received 510(k) clearance from the FDA for an indication to use our TUNA system to treat BPH patients with enlarged median lobes. While we have been successful to date in obtaining regulatory clearance of our products through the 510(k) notification process, our future products may not meet the requirements for 510(k) clearance. If the FDA concludes that any product would require a PMA, the time required for obtaining regulatory approval would be significantly lengthened.

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

If the FDA believes we are not in substantial compliance with law, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against us and our officers and employees. If we fail to comply with these regulatory requirements, our business, financial condition and results of operations would be harmed. In addition, regulations regarding the manufacture and sale of our products are subject to change. We cannot predict the effect, if any, that these changes might have on our business, financial condition and results of operations.

International

Either directly or through our distributors and independent sales representative, we have received approvals to market our VTS ProVu TUNA system in several foreign countries, including Japan, Canada, the European Union, Korea, Australia and Taiwan. Most other countries accept the regulatory approval of the FDA; and therefore, specific regulatory approval is not necessary in these countries. Currently, our Precision Office TUNA system has received regulatory approval in the European Union and Australia. We are seeking approval for the Precision system in Japan and Korea. We may not obtain these foreign approvals on a timely basis, or at all. We are planning to seek approval of our next generation, Precision Plus Office TUNA System in the European Union and other foreign countries.

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

In order to market and sell our products in the member countries of the European Union, we are required to comply with the medical device directive (MDD) and obtain CE mark certification. CE mark certification is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Our ISO 9001/EN 460001 registration and conformance with the medical device directives have allowed us to affix the CE mark to our VTS ProVu TUNA system and our Precision Office TUNA system and export it to any EC-member country. The European Notified Body - TUV Rheinland - routinely inspects our manufacturing facilities and the manufacturing facilities of our third party manufacturers in the U.S. in order to assure compliance with applicable quality system regulations.

Research and Development

Our research and development efforts are currently focused on improving the features of the TUNA system and reducing its cost and the time it takes to perform a TUNA procedure. Ongoing research and development efforts include increasing the range of energy output of the radio frequency generator, providing support for clinical trials, working with physicians to develop product enhancements and developing devices for urological applications other than BPH. Our research and development expenses were $3,380,000, $3,262,000 and $3,034,000 in 2001, 2000 and 1999, respectively.

Backlog

We do not have a backlog of orders for our products in countries where the TUNA system is sold and anticipate that we will continue to be able to ship orders within days of their receipt. Accordingly, we do not anticipate that we will develop a significant backlog in the future.

Employees

As of March 1, 2002, we employed 77 individuals on a full-time basis, two individuals on a temporary basis and no individuals on part-time basis. We also have several consultants. None of our employees are covered under collective bargaining agreements. We consider relations with our employees to be good.

Item 2. PROPERTIES

We lease approximately 35,000 square feet in one building in Fremont, California, which contains our engineering, marketing, warehousing, shipping and administrative operations. The principal lease expires in November 2002, with an option to extend the lease for an additional five years. We believe that our current facilities are adequate to meet our needs for the foreseeable future.

Item 3. LEGAL PROCEEDINGS

Five complaints have been filed in the Delaware Chancery Court against VidaMed, members of VidaMed's board of directors and Medtronic. The principal parties and dates of the filings are:

..    Deborah Weiss, individually and on behalf of all others similarly situated
     v. Elizabeth H. Davilia, Robert J. Erra, Paulita M. LaPlante, Kurt C. Wheeler, Michael D. Ellwein, Randy D. Lindholm, Medtronic Inc., and VidaMed, Inc. filed December 6, 2001;

..    Doreen Stellke Levine and Eric Michael Levine, on behalf of themselves and all others similarly situated v. Elizabeth H. Davilia, Robert J. Erra, Paulita M. LaPlante, Kurt C. Wheeler, Michael D. Ellwein, Randy D. Lindholm, Medtronic Inc., and VidaMed, Inc. filed December 6, 2001;

..    Leonard Brody, individually and on behalf of all others similarly situated
     v. Elizabeth H. Davilia, Robert J. Erra, Paulita M. LaPlante, Kurt C. Wheeler, Michael D. Ellwein, Randy D. Lindholm, Medtronic Inc., and VidaMed, Inc. filed December 6, 2001;

..    Philip Smolowitz, individually and on behalf of all others similarly situated v. Elizabeth H. Davilia, Robert J. Erra, Paulita M. LaPlante, Kurt
     C. Wheeler, Michael D. Ellwein, Randy D. Lindholm, Medtronic Inc., and VidaMed, Inc. filed December 7, 2001; and

..    Ernest Van Den Haag (TTEE Ernest Van Den Haag living tr. UA DTD 5/10/2000), individually and on behalf of all others similarly situated v. Elizabeth H. Davilia, Robert J. Erra, Paulita M. LaPlante, Kurt C. Wheeler, Michael D. Ellwein, Randy D. Lindholm, Medtronic Inc., and VidaMed, Inc. filed January 24, 2002.

These complaints purport to be filed by stockholders of VidaMed and include requests for declarations that the actions be maintained as class actions. These complaints allege, among other things, that:

..    Medtronic and the directors and officers of VidaMed possessed non-public information about VidaMed and its future anticipated growth;

..    no truly independent body has operated to protect the interests of VidaMed stockholders (other than Medtronic, its subsidiaries and The Medtronic Foundation);

..    VidaMed's board of directors breached its fiduciary duties owed to VidaMed stockholders (other than Medtronic, its subsidiaries and The Medtronic Foundation) by, among other things, facilitating, through unfair procedures and without implementing an adequate sales process designed to maximize stockholder value, Medtronic's proposal to acquire VidaMed to the exclusion of others, for unfair and inadequate consideration; and

..    the proposed transaction is not entirely fair to VidaMed stockholders
     (other than Medtronic, its subsidiaries and The Medtronic Foundation) because the merger consideration is unfair and inadequate.

The plaintiffs seek, among other things,

..    a declaration that the lawsuit be a class action and certification of the plaintiff as the class representatives;

..    an injunction enjoining the merger transaction under the terms presently proposed;

..    if the transaction takes places, rescission or, in the alternative, unspecified rescissory damages;

..    payment to the plaintiff and other members of the class of unspecified damages;

..    payment of fees of attorneys and experts; and

..    such other and further relief as the court may deem just and proper.

VidaMed believes that the complaints are without merit and intends to vigorously contest the lawsuits.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II
                                     -------

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price

Our common stock is quoted on The Nasdaq SmallCap Market under the symbol "VIDA." The quarterly high and low prices of our common stock as reported by Nasdaq are included in the table below.

                                                                  High     Low
                                                                 ------   ------

Fiscal Year Ended December 31, 2001
Fourth Quarter................................................   $7.890   $3.000
Third Quarter.................................................    7.140    3.460
Second Quarter................................................    7.950    4.563
First Quarter.................................................    5.000    2.688

Fiscal Year Ended December 31, 2000
Fourth Quarter................................................   $2.938   $2.000
Third Quarter.................................................    3.375    1.625
Second Quarter................................................    3.656    1.500
First Quarter.................................................    5.875    1.797


The foregoing prices reflect inter-dealer prices, without dealer markup, mark-down or commissions, and may not represent actual transactions.

Number of Record Holders; Dividends

As of March 1, 2002, there were 215 record holders of our common stock and 4,031 beneficial owners. To date, we have not declared or paid any cash dividends on our common stock and we do no intend to do so in the foreseeable future.

Previous Sales of Unregistered Securities

We did not issue any unregistered securities during the quarter ended December 31, 2001.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The tables below set forth selected consolidated financial information for VidaMed for each of the five fiscal years ended December 31, 1997 to 2001. We derived the consolidated statement of operations data and consolidated balance sheet data as of and for each of the five years ended December 31, 1997 to 2001 from our audited consolidated financial statements.

                                                Years Ended December 31,
                                 -------------------------------------------------------
                                   2001       2000        1999        1998        1997
                                 -------    --------    --------    --------    --------
                                          (in thousands, except per share data)
Statement of Operations Data:

Product sales, net ...........   $13,957    $  8,246    $  5,905    $  1,028    $  9,828
Gross profit (loss) ..........     8,485       4,932       3,081      (2,102)      2,567
Operating expenses ...........    18,342      15,756      14,816      17,707      19,023
Net loss .....................    (9,443)    (10,655)    (11,901)    (19,873)    (16,470)
Basic and diluted net loss per
    share ....................     (0.26)      (0.35)      (0.58)      (1.10)      (1.29)
Shares used in computing
    basic and diluted net loss
    per share ................    35,689      30,316      20,631      18,133      12,786

                                                             December 31,
                                    -----------------------------------------------------------
                                       2001         2000         1999        1998        1997
                                    ---------    ---------    ---------    --------    --------
                                                               (in thousands)
Balance Sheet Data:

Total assets ....................   $  17,623    $  19,386    $   7,320    $ 14,132    $ 16,965
Long-term debt and capital
  lease obligations, less current
  portion .......................          --           --        1,030       1,785          22
Accumulated deficit .............    (120,218)    (110,775)    (100,120)    (88,219)    (68,346)
Stockholders' equity ............       7,902       14,506        1,605       7,323       9,227

Item 6a. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

                                                Year Ended December 31, 2001
                                          ----------------------------------------
                                           First      Second     Third      Fourth
                                          Quarter    Quarter    Quarter    Quarter
                                          -------    -------    -------    -------
                                            (in thousands, except per share data)
Product sales, net ....................   $ 2,269    $ 2,977    $ 3,779    $ 4,932
Gross profit ..........................     1,230      1,738      2,325      3,192
Net loss ..............................    (2,672)    (2,489)    (1,997)    (2,285)*
Basic and diluted net loss per share...     (0.08)     (0.07)     (0.06)     (0.06)

----------
*    Includes approximately $750,000 in Medtronic merger related expenses.

                                                Year Ended December 31, 2001
                                          -------------------------------------------
                                           First      Second     Third       Fourth
                                          Quarter    Quarter    Quarter**   Quarter**
                                          -------    -------    ---------   ---------
                                              (in thousands, except per share data)
Product sales, net ....................   $ 2,524    $ 2,418      $ 1,681     $ 1,622
Gross profit ..........................     1,757      1,527          896         752
Net loss ..............................    (2,138)    (2,227)      (2,898)     (3,392)
Basic and diluted net loss per share...     (0.07)     (0.07)       (0.10)      (0.11)

----------
** Reflects procedure price reduction, which became effective August 1, 2000, with the implementation of HCFA's new prospective payment system.

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

In August 2000 the U.S. Health Care Financing Administration, or HCFA, which administers Medicare reimbursement, replaced the reasonable cost basis reimbursement for outpatient hospital-based procedures, like the TUNA procedure, with a new fixed rate or "prospective payment system." Under this new method of reimbursement, a hospital currently receives a fixed reimbursement of approximately $1,875 for each TUNA procedure performed in its facility. The hospital fixed reimbursement rate will increase to $2,750 effective April 1, 2002. These rates can be higher or lower depending on a wage index factor for each hospital. The urologist performing the TUNA procedure is reimbursed approximately $600 per procedure.

In July 2000, HCFA published new Medicare payment rates and a schedule for implementing minimally invasive heat therapies for the treatment of BPH in the urologist's office. Coverage of the TUNA procedure was included in the ruling, which became effective in January 2001. The approximate reimbursement rate (inclusive of physician's fee) for the TUNA procedure in the urologist's office was $2,455 in 2001 and is $3,113 in 2002.

Our goal is to establish the TUNA system as a global standard of care for the treatment of BPH. Our business strategy to achieve this goal is to continue to support our existing hospital-based customers, aggressively promote our product to the physician office-based market and focus our marketing and sales efforts on patient education and physician support.

We expect to continue to incur operating losses at least through the second quarter of 2002 as we expend funds on transaction costs in connection with our proposed acquisition by Medtronic, marketing and sales activities, clinical trials in support of regulatory and reimbursement approvals, and research and development. Our future profitability will be dependent upon, among other factors, our success in achieving market acceptance of the TUNA procedure in the physician's office, our success in obtaining and maintaining necessary regulatory clearances, our ability to manufacture at the volumes and quantities the market requires, the extent to which Medicare and other healthcare payors continue to reimburse costs of the TUNA procedures performed in hospitals, ambulatory surgery centers and physicians' offices and the amount of reimbursement provided.

On December 5, 2001, VidaMed, Medtronic, Inc. and VidaMed Acquisition Corp., a wholly owned subsidiary of Medtronic, entered into an Agreement and Plan of Merger, pursuant to which Medtronic's merger subsidiary will merge with and into VidaMed, with VidaMed continuing as the surviving corporation. Under the terms of the merger agreement, each outstanding share of VidaMed common stock will be converted into the right to receive $7.91 per share in cash. The closing of the transaction is conditioned on, among other things, adoption of the merger agreement by the holders of a majority of the outstanding shares of VidaMed common stock. A special meeting of VidaMed's stockholders to vote on the merger agreement is scheduled to be held on April 12, 2002. Although no assurance can be given that the transaction will be completed, VidaMed expects to complete the transaction as soon as reasonably practicable after the VidaMed stockholder meeting in April 2002. In connection with the execution of the merger agreement, Medtronic loaned VidaMed $5 million for working capital and other general corporate purposes pursuant to a secured promissory note.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of Vidamed's consolidated financial statements.

Revenue Recognition. We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin 101. Certain judgments affect the application of our revenue recognition policy. For example, assessment of collectibility is particularly critical in determining whether or not revenue should be recognized in the current market environment. We also record a provision for estimated sales returns on product sales in the same period as the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data we used to calculate these estimates does not properly reflect future returns, revenues could be overstated.

Inventories. Inventories are stated at the lower of cost (determined using the first in, first out method) or market (estimated net realizable value). We generally plan production based on orders received and forecasted demand. We also maintain a stock of certain products. We must order components and build inventories in advance of product shipments. These estimates are dependent on our assessment of current and expected orders from our customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. As our markets are subject to technological risks and price changes there is a risk that we will forecast incorrectly and produce excess inventories of particular products. As a result, actual demand may differ from forecasts, and such a difference may have a material adverse effect on actual results of operations.

Allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer's ability to pay. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Product warranty. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or repair costs differ from our estimates, revisions to the estimated warranty liability would be required.

Litigation Contingencies. We are a party to certain legal action described in
Note 8 to the consolidated financial statements. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. We have not provided for potential losses in these actions due to an adverse judgment or outcome, because such events have not been determined to be probable nor can the contingent losses be reasonably estimated at this time. The requirement to provide for future losses, if any, may change due to new developments in each action.

Results of Operations

Revenues. Net revenues for 2001 increased $5.7 million, or 69%, to $13.9 million in 2001, over 2000 net revenues of $8.2 million. This was the direct result of the growth into the physicians' office market and the related 130% increase in US procedure volume, partially offset by the reduced selling price in the physicians' office market. Net revenues for 2000 increased $2.3 million or 39% over 1999 revenues of $5.9 million. This increase is a result of wider Medicare coverage and acceptance of the fee-per-use program in the hospital.

Cost of Sales and Gross Margins. Cost of product sold increased to $5.5 million in 2001 from $3.3 million in 2000, and increased from $2.8 million in 1999. These increases are due primarily to higher product sales in each successive year.

Gross profit was $8.5 million (or 61% of revenues), $4.9 million (or 60% of revenues) and $3.1 million (or 53% of revenues) in fiscal years 2001, 2000 and 1999, respectively. Due to increased fee-per-use sales to hospitals in the United States, we continued to recognize significant increases in gross margin in 2000. With Medicare's approval of reimbursement for procedures performed in the physicians' office in 2001, unit sales increased 130% and gross margin improved slightly because overhead absorption at higher unit sales offset the reduced reimbursement rate in physicians' office.

Research and Development. Research and development expenses increased 3% to $3.4 million in 2001 from $3.3 million in 2000 and up 10% from $3.0 million in 1999 as compared to 2000. Research and development expenditures in 2001 increased slightly from 2000 as we maintained our product development efforts. The slight increase in research and development expenses from 1999 to 2000 was primarily due to our preparation for the launch of our next generation physician office product. Research and development expenses include expenditures for regulatory compliance and clinical trials. Clinical trial costs consist largely of payments to clinical investigators, product for clinical trials, and costs associated with initiating and monitoring clinical trials. We will continue to moderately increase our research and development expenditures as we maintain and improve our technologies.

Selling, General and Administrative. Selling, general and administrative expenses increased 20% to $15 million in 2001 from $12.5 million in 2000, and up 6% from $11.8 million in 1999 as compared to 2000. The increase in selling, general and administrative costs in 2001 was a result of increases in operating expenses, such as sales commissions, related to the 69% revenue growth and approximately $750,000 in expenses incurred in connection with our pending merger with Medtronic. The increase in selling, general and administrative costs in 2000 from 1999 was a result of expenditures in sales training and sales tools in anticipation of the opening of the physician office market.

Interest and Other Income (Expense). Interest and other income was $855,000, $555,000, and $516,000 in 2001, 2000 and 1999, respectively. In 2001, $417,000 was realized as investment income, primarily from the sale of common stock of Rita Medical Systems, Inc. acquired by VidaMed in connection with our 1994 cross-licensing agreement with Rita. The level of interest income is directly related to the average level of cash, cash equivalents, and other investment balances and the rate of interest earned thereon. Interest and other expense was $441,000, $386,000 and $682,000 in 2001, 2000 and 1999, respectively. The increase in interest expense in 2001 from 2000 was due to higher borrowing levels from the revolving line of credit. The decrease in interest expense in 2000 from 1999 was due to the reduced balance of our equipment term loan during the year.

Income Taxes. As of December 31, 2001, we had Federal and California net operating loss carry forwards of approximately, $82,000,000 and $26,000,000, respectively. Additionally, we had foreign net operating loss carry-forwards of approximately $27,000,000. The Federal net operating loss carry forwards will expire at various dates beginning in 2007 through 2021 if not utilized. The California net operating losses will expire at various dates beginning in 2002 through 2011 if not utilized.

Utilization of the net operating losses may be subject to an annual limitation due to the ownership change rules provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating losses before utilization.

Deferred tax assets of $42.6 million and $38.3 million at December 31, 2001 and 2002, respectively, primarily consist of net operating loss carry forwards that have been offset fully by a valuation allowance.

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

Operating expenses may fluctuate as a result of several factors, including:

..    The timing of expansion of sales and marketing activities;

..    Costs of clinical activities; and

..    Research and development and selling, general and administrative expenses associated with the potential growth of our organization.

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through the sale of equity securities and debt financing. Our most recent equity financing was in November 2000 when we sold an aggregate of 4,425,000 shares of our common stock for $2.00 per share, or an aggregate of $8,850,000, to 21 accredited investors, including several existing stockholders. Prior to 2002, we had debt financing with Transamerica Technology Finance, a division of Transamerica Corporation. We had both a revolving accounts receivable-based credit line of up to $3 million and a $2.5 million term loan with Transamerica. We paid off the remaining balances and all accrued interest on the term loan and under the revolving credit facility in December 2001.

Simultaneously upon entering into the merger agreement with Medtronic and Medtronic's merger subsidiary on December 6, 2001, Medtronic loaned us $5,000,000 pursuant to a promissory note and security agreement. The entire unpaid principal amount of the note together with accrued and unpaid interest thereon will become due and payable on the earlier of: (a) December 5, 2003; (b) 10 calendar days after VidaMed is required to pay a termination fee under the merger agreement; or (c) six months after termination of the merger agreement if VidaMed is not required to pay a termination fee. The note may be prepaid in whole or in part at any time and from time to time without penalty or premium. The note bears interest at a rate equal to 6%. The note is secured by a security interest in all of VidaMed's assets pursuant to the security agreement. Medtronic's security interest in all of VidaMed's assets is subordinate to any line of credit up to $3,000,000 VidaMed may obtain to replace its previous Transamerica Business Credit Corporation line of credit.

Our cash, cash equivalents and short-term investments were $9,709,000 at December 31, 2001 and $15,551,000 at December 31, 2000.

For the year 2001, we used $11,563,000 in cash in operating activities. The cash used in operations was primarily related to our net loss of $9,443,000 and an increase in accounts receivable of $2,984,000 as a result of our increased sales activity. For the years 2000 and 1999, we used $7,444,000 and $10,546,000, respectively, in cash in operating activities, principally to fund our operations for those years.

Our investing activities provided $7,678,000 in cash in 2001 due primarily to the net proceeds of $7,843,000 from the sale and maturities of short-term investments, partially offset by capital equipment purchases of $582,000. Net cash used in investing activities was $9,753,000 for 2000. This was primarily attributable to the purchase of short-term investments and capital equipment, offset by net proceeds from maturities of short-term investments. Net cash used in investing activities was $2,126,000 for 1999 due to capital equipment purchases.

Our financing activities provided $6,712,000 in 2001, $20,940,000 in 2000 and $6,036,000 in 1999. The net cash provided by financing activities was primarily due to the net proceeds from the issuance of notes payable and equity securities.

We believe that our current cash balances, including cash from our loan from Medtronic, and our projected cash flows from operations will be sufficient to meet our current operating and capital requirements through at least the end of 2002. We have based this estimate on assumptions that may prove to be wrong. As a result, we may need to obtain additional financing prior to that time. Anticipated cash flows from operations assumes continued acceptance of the company's products and sales growth. Thus, the company is highly dependent on being able to sustain and grow sales. If this doesn't happen, the company may not be able to fund operations. Also along these lines, a major source of the company's liquidity has been equity financing. Should equity financing not be available when needed, this could also have an adverse impact on the company. Our future liquidity and capital requirements will depend upon numerous factors, including the timing of our pending merger with Medtronic and the level of our sales activity.

Although no assurance can be given that our pending merger with Medtronic will be completed, we expect to complete the merger during the second quarter of 2002. If the merger is not completed for any reason or if the merger is not completed in a timely manner, we may be required to seek additional financing to fund costs we will continue to incur in connection with the pending merger and otherwise operate our business, and if the merger is not completed for any reason, to pay off the $5 million loan from Medtronic. We may also be required to pay Medtronic a termination fee of approximately $13 million if the merger agreement is terminated under certain specified circumstances, where, among other things, we agree to or complete another strategic transaction within 12 months of the termination of the merger agreement. We cannot be certain that any additional financing will be available when needed or on acceptable terms. Any additional equity financings may be dilutive to our existing shareholders, and debt financing, if available, may involve restrictive covenants on our business.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," or SFAS 133, which we adopted in 2001. The adoption of SFAS 133 did not have a significant effect on our operating results or financial position, as we do not engage in any hedging activities or hold derivatives.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, or SFAS 141, "Business Combinations." SFAS 141 establishes new standards for accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. We will adopt this statement during the first quarter of fiscal 2002 and we do not believe that SFAS 141 will have a material effect on our operating results or financial position.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, or SFAS 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. We will adopt this statement during the first quarter of fiscal 2002, and we do not believe that SFAS 142 will have a material effect on our operating results or financial position.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.144, or SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal periods beginning after December 15, 2001, which for us will be for the year starting January 1, 2002. SFAS 144 provides a single accounting model for accounting and reporting for the impairment and disposal of long-lived assets. SFAS 144 new rules on impairment supersede Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of long-lived assets and for long-lived assets to be disposed of." SFAS 144 sets new criteria for the classification of an assets held-for-sale and changes the reporting of discontinued operations. We do not believe that the adoption of SFAS 144 will have a significant impact on our financial statements.

Certain Important Factors

In addition to the factors identified above, there are several important factors that could cause our actual results to differ materially from those anticipated by us or which are reflected in any of our forward-looking statements. These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following:

Our proposed merger with Medtronic raises a number of risks and uncertainties for VidaMed.

We have entered into an agreement and plan of merger with Medtronic and Medtronic's merger subsidiary pursuant to which Medtronic's merger subsidiary will merge with and into us, with VidaMed surviving as the surviving corporation. Under the terms of the merger agreement, each outstanding share of VidaMed common stock will be converted into the right to receive $7.91 per share in cash. The closing of the merger is subject to a number of conditions, including adoption of the merger agreement by the holders of a majority of the outstanding shares of VidaMed common stock. Although VidaMed expects that its stockholders will vote to adopt the merger agreement at the special meeting of stockholders of VidaMed to be held on April 12, 2002, and also expects that the other conditions to completion of the merger will be satisfied, there can be no assurance that stockholder approval will be obtained or that the other conditions to completion of the merger will be satisfied or waived. In addition, there can be no assurance that VidaMed's pending stockholder litigation will not prevent or delay the merger.

Although no assurance can be given that the merger will be completed, VidaMed expects to complete the merger during the second quarter of 2002. If the merger is not completed for any reason or if the merger is not completed in a timely manner, VidaMed may be subject to a number of material risks, including the following:

     . The price of VidaMed's common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed.

     . VidaMed may be required to pay Medtronic a termination fee of approximately $13 million if the merger agreement is terminated under certain specified circumstances, where, among other things, VidaMed agrees to or completes another strategic transaction within 12 months of the termination of the merger agreement.

     . VidaMed has incurred substantial expenses in connection with the merger and if the merger does not occur, VidaMed will likely not recoup these expenses.

     . The announcement of the merger and the efforts that have been necessary to try and complete the merger have resulted in a disruption in the operations of VidaMed by, among other things, diverting management and other resources of VidaMed from its day to day business.

     . Current and prospective employees of VidaMed have experienced uncertainty about their future roles with VidaMed after the merger which has harmed and may continue to harm VidaMed's ability to attract and retain key sales, marketing, technical and management personnel.

     . Since the execution of the merger agreement, VidaMed has operated its business under the restrictions imposed under the merger agreement. These restrictions limit VidaMed's ability to, among other things, enter into, amend or terminate material contracts, incur capital expenditures and otherwise grow and expand its business. As a result, if the merger is not completed for any reason, VidaMed may not be well positioned to effectuate its historic business plan.

     . VidaMed may be required to seek additional financing to fund costs it will continue to incur in connection with the pending merger and otherwise operate its business, and if the merger is not completed for any reason, to pay off the $5 million loan from Medtronic. VidaMed cannot be certain that any additional financing will be available when needed or on acceptable terms. Any additional equity financings may be dilutive to VidaMed's existing shareholders, and debt financing, if available, may involve restrictive covenants on VidaMed's business.

We have incurred substantial losses since our inception, and if physicians do not purchase and use our TUNA system and the related disposables in sufficient quantities, we may be unable to achieve and maintain profitability.

We incurred a net loss of approximately $9.4 million for the year ended December 31, 2001, and have incurred substantial losses since our inception from costs relating to the development and commercialization of our TUNA system. As of December 31, 2001, we had an accumulated deficit of approximately $120 million. We expect to continue to incur operating losses for at least the next six months as we continue to incur transaction costs in connection with our pending merger and expend funds on sales and marketing activities, clinical trials in support of reimbursement approvals and research and development. Our future profitability depends upon our ability to sell sufficient quantities of our TUNA system and the related disposables to generate revenue in excess of our planned expenditures. Our ability to sell sufficient quantities of our TUNA system and the related disposables depends upon numerous factors, including:

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

We outsource all of our manufacturing, except for the assembly of the reusable handle. We obtain components to build the reusable handle from a number of different suppliers, including a few single source suppliers. We contract with Humphrey Systems, a division of Carl Zeiss, Inc., and Circon Corporation to manufacture the disposable cartridge. We have a written agreement with Humphrey Systems that terminates in July 2002. In February 2001, we entered into a written agreement with Circon Corporation to manufacture the disposable cartridge for a term of three years. Either party may terminate this agreement for any reason upon at least 180 days' prior written notice. We contract with Telo Electronics, a subsidiary of Sanmina MPD, to manufacture the radio frequency generator, and Karl Storz in Germany to manufacture the telescope. We have not qualified any alternative sources of supply for our radio frequency generator or telescope.

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

Physicians will not recommend the TUNA procedure unless they conclude, based on clinical data and other factors, that it is an effective alternative to other methods of enlarged prostate treatment, including more established methods. In particular, physicians may elect not to recommend the TUNA procedure until the long term duration of the relief provided by the procedure has been established. Clinical data for assessing the durability of relief provided by the TUNA therapy does not extend beyond six years. Some physicians may consider six years of clinical data to be sufficient evidence of durability and others may not. As time passes since the first TUNA procedures were performed, and as more procedures are performed, the clinical data will continue to be developed. We are in the process of conducting multi-year patient follow-up studies to assess the durability of the relief provided by the TUNA procedure. We cannot assure you that these studies will support the durability of the relief provided by the TUNA procedure. Even if the clinical efficacy of the TUNA procedure is established, physicians may elect not to recommend the procedure unless acceptable reimbursement from healthcare payors is available. Healthcare payor acceptance of the TUNA procedure will require evidence of its cost effectiveness compared with other therapies for an enlarged prostate, which will depend in large part upon the duration of the relief provided by the TUNA procedure. Patient acceptance of the procedure will depend in part upon physician recommendations and on other factors, including the degree of invasiveness and the rate and severity of complications associated with the TUNA procedure compared with other therapies. Patient acceptance of the TUNA procedure will also depend upon the ability of physicians to educate these patients on their treatment choices. Our marketing strategy must overcome the difficulties inherent in the introduction of new technology to the medical community.

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

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for a change in interest rates relates primarily to the investment of our excess cash in marketable debt securities. We place our investments with high credit quality issuers and by policy limit the amount of credit exposure to any one issuer. Our policy is to ensure the safety and preservation of our invested funds by limiting default risk and market risk. We have no investments denominated in foreign currencies and therefore are not subject to foreign exchange risk.

We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable debt securities with active secondary or resale markets to ensure portfolio liquidity. As of December 31, 2001, our investments consisted of commercial paper and government securities with remaining maturities of less than one year and common stock in Rita Medical Systems, Inc. If a 10% change in interest rates were to have occurred on December 31, 2001, such a change would not have had a material effect on the fair value of our commercial paper and government securities portfolio as of that date. Due to the nature of our short-term investments, we have concluded that we do not have a material market risk exposure.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Items 6a and 14a of this Annual Report on Form 10-K for the required financial statements and supplementary data.

Item 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III
                                    --------

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Executive Officers, Promoters and Control Persons

Our directors and executive officers, their ages and the offices held, as of March 1, 2002, are as follows:

       Name           Age                        Title
-------------------   ---   ------------------------------------------------------------
Randy D. Lindholm      46   President, Chief Executive Officer and Chairman of the Board

John F. Howe           49   Vice President, Finance and Chief Financial Officer

Stephen J. Williams    49   Vice President, Operations and Chief Operating Officer

Lewis P. Chapman       51   Vice President, Global Marketing and Sales and Chief
                            Business Officer

Elizabeth H. Davila    57   Director

Michael D. Ellwein     62   Director

Robert J. Erra         59   Director

Paulita M. LaPlante    44   Director

Kurt C. Wheeler        48   Director

Officers are appointed by the Board of Directors and serve at the discretion of the Board. Each executive officer is a full-time employee of VidaMed. There are no family relationships among the officers and directors of VidaMed. Information regarding the business experience of the executive officers of VidaMed is set forth below.

Randy D. Lindholm has served as our Chairman, President and Chief Executive Officer since August 1999. Prior to assuming his present position, Mr. Lindholm served as our Executive Vice President, Sales and Marketing from July 1998 to August 1999. Mr. Lindholm held various positions with Mallinckrodt, Inc. (formerly Nellcor Puritan Bennett) a global manufacturer and distributor of specialty medical products designed to sustain breathing, diagnose disease and relieve pain, from 1993 through 1998. Mr. Lindholm's most recent position at Mallinckrodt, from January 1998 through August 1998, was Vice President--North American Respiratory Field Operations, where he was responsible for the Mallinckrodt's field sales, service and clinical team in North America that included an organization of 350 people and over $700 million in revenue. Mr. Lindholm served as Vice President--Americas Field Operations from August 1996 to January 1998 and Senior Director North America--Field Operations from 1993 to July 1996. Prior to his service at Mallinckrodt, Mr. Lindholm was with GE Medical Systems for 15 years where he held a number of positions in sales, sales management and marketing.

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

Stephen J. Williams has served as our Chief Operating Officer since April 2000. Mr. Williams has nearly 20 years of experience in the areas of medical devices, diagnostics and pharmaceuticals. Prior to joining VidaMed, he served as Vice President of Operations for Humphrey Systems, a division of Carl Zeiss, Inc., where we outsource the manufacturing of our disposable hand pieces, from June 1995 to April 2000. Previously, Mr. Williams spent seven years with Allergan, Inc., a pharmaceutical company, in various management positions.

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

Elizabeth H. Davila has served as a director of VidaMed since September 1999. In May 2001, Ms. Davila became Chairman of the Board of VISX Inc., a manufacturer that develops lasers for refractive surgery. Ms. Davila has also served as President and Chief Executive Officer of VISX Inc. since February 2001. From May 1995 until February 2001, Ms. Davila served as President and Chief Operating Officer at VISX Inc. Ms. Davila also serves on the board of directors of Nugen, Inc.

Michael D. Ellwein was appointed to VidaMed's Board in March 2000, in connection with an equity investment in VidaMed by Medtronic Asset Management, Inc., a subsidiary of Medtronic, Inc. Mr. Ellwein was elected Director and Vice President of VidaMed Acquisition Corp in December 2001. Mr. Ellwein is Vice President and Chief Development Officer of Medtronic, Inc., a medical device company. Mr. Ellwein is responsible for providing leadership for mergers, acquisitions, divestitures, joint ventures, strategic alliances and licensing opportunities, as well as providing leadership in identifying, valuing and making recommendations on opportunities in pursuit of Medtronic's growth strategy. Mr. Ellwein has served in this position since May 1990.

Robert J. Erra has served as a director of VidaMed since December 1997. Mr. Erra has served as a partner of Healthcare Compensation Strategies, an executive and physician compensation consulting company, heading the Physician Services Division since October 1993. Before joining Healthcare Compensation Strategies, he was Senior Vice President and Chief Operating Officer at Scripps Clinic and Research Foundation, an internationally prominent research institute and tertiary hospital in La Jolla, California from January 1989 to November 1993.

Paulita M. LaPlante has served as a director of VidaMed since November 1999. Ms. LaPlante is President and Chief Executive Officer of Optical Sensors Incorporated, a public company developing fiber optic sensors for medical use. She has served as President of Optical Sensors since September 1998, and Chief Executive Officer of Optical Sensors since December 1998. From June 1994 to September 1998, she served as Optical Sensors' Vice President of Worldwide Sales, Marketing and Business Development and was Director of Marketing and Business Development from April 1992 to June 1994. She also served as Optical Sensors' interim Vice President of Research and Development from January 1994 to September 1994. Before joining Optical Sensors, Ms. LaPlante was the Marketing Manager for the prostate division of American Medical Systems, Inc., a manufacturer and marketer of urology products.

Kurt C. Wheeler has served as a director of VidaMed since November 1999. Mr. Wheeler is a General Partner of MPM Capital LP, a venture capital limited partnership. Prior to joining MPM, he was Chairman and Chief Executive Officer of InControl, Inc., a public company developing implantable cardiovascular devices to treat irregular heart rhythms, which was acquired by Guidant Corporation, from 1992 to October 1998. He serves on the Board of Directors of CHF Solutions, Inc., Intraluminal Therapuetics Inc., Scout Medical Technologies LLC, Cryocor, Inc., Xoft MicroTube Inc. and SenoRx, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and all persons who beneficially own more than 10% of our outstanding common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based on a review of the copies of the Section 16(a) reports received during the period from January 1, 2001 to February 14, 2002, all of our directors, executive officers and beneficial owners of greater than 10% of our common stock complied with the applicable Section 16(a) filing requirements, except for Robert J. Erra who failed to file a Form 4 reporting an open market sale transaction that took place on December 28, 2001. Mr. Erra reported this transaction on his Form 5, which he filed with the SEC on February 1, 2002.

Item 11. EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation

The following table provides summary information concerning cash and non-cash compensation earned by our Chief Executive Officer and our executive officers who earned cash and non-cash salary and bonus of more than $100,000 for the fiscal year ended December 31, 2001. Compensation information is included only for those years during which the named individual served as an executive officer of VidaMed, or as Chief Executive Officer of VidaMed, in the case of Mr. Lindholm.

                           Summary Compensation Table

                                                                                  Long-Term
                                                 Annual Compensation            Compensation
                                          -------------------------------   ---------------------
                                                                            Securities Underlying       All Other
   Name and Principal Position            Year   Salary($)       Bonus($)       Options(#)          Compensation($)(1)
-------------------------------------     ----   ---------       --------   ---------------------   ------------------
Randy D. Lindholm....................     2001    $285,000       $156,750           210,000             $ 24,024(2)
   Chairman, President and Chief          2000     285,000        142,500         1,237,554              614,608(3)
   Executive Officer                      1999     222,917(4)     315,103           400,000              103,600(5)
John F. Howe.........................     2001    $193,620       $123,530            60,000             $  9,742(6)
   Vice President, Finance and            2000     175,000         26,250           261,496               42,075(7)
   Chief Financial Officer                1999      62,587(8)           0           150,000                1,288
Stephen J. Williams..................     2001    $181,499       $115,764            52,250             $  3,600
   Vice President and Chief Operating     2000     129,063(9)      13,125           399,000                2,655
   Officer
Lewis P. Chapman.....................     2001    $157,102(10)   $ 69,842           300,000             $  3,232
   Vice President of Global Marketing
   and Sales and Chief Business Officer

----------
(1) Except where otherwise indicated this column consists of an automobile allowance for all years reported.

(2) Includes an automobile allowance of $3,600 and $20,424 of interest paid on restricted zero priced options, which were granted in 2000 in lieu of the 1999 Performance Improvement Plan pay-out and a customary salary increase that would have been paid to Mr. Lindholm in February 2000.

(3) Includes: (i) an automobile allowance of $3,600; (ii) restricted zero priced options valued at $119,468 as described in more detail in footnote
     (2) above; (iii) interest in the amount of $8,477 paid on such restricted zero priced options; (iv) below market stock options valued at $433,063; and (v) the forgiveness by VidaMed of a $50,000 loan.

(4) Mr. Lindholm became President and Chief Executive Officer of VidaMed in July 1999.

(5) Includes an automobile allowance of $3,600 and the forgiveness by VidaMed of a $100,000 loan.

(6) Includes an automobile allowance of $3,600 and $6,142 of interest paid on restricted zero priced options, which were granted in 2000 in lieu of the 1999 Performance Improvement Plan pay-out and a customary salary increase that would have been paid to Mr. Howe in February 2000.

(7) Includes: (i) an automobile allowance of $3,600; (ii) restricted zero priced options valued at $35,926 as described in more detail in footnote
     (6) above; and (iii) interest in the amount of $2,549 paid on such restricted zero priced options.

(8) Mr. Howe became Vice President, Finance and Chief Financial Officer of VidaMed in August 1999.

(9) Mr. Williams became Vice President and Chief Operating Officer of VidaMed in April 2000.

(10) Mr. Chapman became Vice President of Global Marketing and Sales and Chief Business Officer of VidaMed in February 2001.

Stock Option Grants in 2001

The following table shows stock options granted to the above named executive officers in 2001.

                                       Individual Grants (1)
                         --------------------------------------------------   Potential Realizable Value
                          Number of    Percent of                               at Assumed Annual Rates
                         Securities   Total Options   Exercise                of Stock Price Appreciation
                         Underlying    Granted to      or Base                    for Option Term (2)
                          Options     Employees in     Price     Expiration   ----------------------------
       Name              Granted(#)    Fiscal Year     ($/Sh)       Date          5%              10%
----------------------   ----------   -------------   --------   ----------   ---------       -----------
Randy D. Lindholm.....      27,048        2.29%        $4.375      2/15/11     $ 74,420       $   188,596
                           182,952       15.52%         4.375      2/15/11      503,377         1,275,655
John F. Howe..........      15,048        1.28%         4.375      2/15/11       41,403           104,924
                            44,952        3.81%         4.375      2/15/11      123,682           313,433
Stephen J. Williams...      46,808        3.97%         6.580      5/10/11      193,697           490,867
                             5,442        0.46%         6.580      5/10/11       22,520            57,069
Lewis P. Chapman......     300,000       25.44%         3.813       2/8/11      719,393         1,823,082

----------
(1) All options granted to the named executive officers were granted under our Amended and Restated 1992 Stock Plan. Each option becomes exercisable at the rate of 1/4th of the number of shares covered by such option on the first anniversary of the grant date of such option and 1/48th per month thereafter until fully exercisable except for (i) the options granted on March 15, 2001 to Mr. Lindholm in the amount of 27,048 shares and to Mr. Howe in the amount of 15,048 shares, which vest and become exercisable on a monthly basis on the second anniversary of the grant date and fully vest by the fourth anniversary, (ii) the option granted on May 10, 2001 to Mr. Williams in the amount of 5,442 shares, which vest and become exercisable on a monthly basis on the third anniversary of the grant date and fully vest by the fourth anniversary, and (iii) the option granted on May 10, 2001 to Mr. Williams in the amount of 46,808 shares, which vest and become exercisable with respect to 13,063 shares on the first anniversary of the grant date, with respect to 7,620 shares on a monthly basis by the second anniversary of the grant date, and with respect to approximately 13,063 shares by each of the third and fourth anniversary of the grant date. To the extent not already exercisable, options granted under the plan become immediately vested and exercisable in full upon certain changes in control of VidaMed and remain exercisable for the remainder of their terms. See "Item 11. Executive Compensation - Change in Control Arrangements." The exercise price of each option is equal to the fair market value of a share of our common stock on the grant date.

(2) These amounts represent assumed rates of appreciation only. Actual gains, if any, on stock option exercises will depend upon the future performance of our common stock, the executive's continued employment with VidaMed and the date on which the options are exercised. The amounts represented in this table might not necessarily be achieved.

Aggregated Option Exercises in 2001 and Fiscal Year-End Option Values

The following table summarizes information regarding the exercise of options to purchase VidaMed common stock during 2001 by the named executive officers, as well as the December 31, 2001 value of unexercised stock options held by the named executive officers.


                                                          Number of Securities          Value of Unexercised
                            Shares                      Underlying Unexercised         In-the-Money Options
                           Acquired        Value     Options at December 31, 2001    at December 31, 2001 (2)
                          on Exercise    Realized    ----------------------------   ---------------------------
Name                          (#)         ($)(1)     Exercisable    Unexercisable   Exercisable   Unexercisable
-----------------------   -----------   ----------   -----------    -------------   -----------   -------------
Randy D. Lindholm .....     262,387     $1,260,022     799,523        1,086,094      $4,659,277    $5,642,273
John F. Howe ..........      12,496         97,344     186,083          272,917       1,062,810     1,436,093
Stephen J. Williams ...      12,914         42,367     133,913          304,423         671,178     1,344,481
Lewis P. Chapman ......          --              0           0          300,000               0     1,202,100

----------
     (1) Represents the difference between the market value of VidaMed common stock on the exercise date and the exercise price of the options, before payment of applicable income taxes.

     (2) Value based on difference between the fair market value of one share of VidaMed's common stock on December 31, 2001, $7.82, and the exercise price of the options ranging from $0.00 to $6.58 per share, multiplied by the number of underlying option shares. Options are in-the-money if the market price of the shares exceeds the option exercise price.

Employment Agreements

We have entered into letter agreements with each of Messrs. Lindholm, Howe, Williams and Chapman regarding their employment with VidaMed. Under these agreements, each of these executive officers is guaranteed a minimum base salary, eligibility in our Performance Improvement Plan and certain other employee benefits.

Change in Control Arrangements

Severance Agreements with Executive Officers

We have entered into severance agreements with each of our executive officers to induce these executives to remain with VidaMed in the event of a threat or the occurrence of a "change in control" of VidaMed. A change in control is defined in these agreements as:

..    the acquisition by any person (other than VidaMed or a subsidiary or employee benefit plan maintained by VidaMed) of 25% or more of the combined voting power of our then outstanding voting securities;

..    an event as a result of which the individuals who are members of the Board of Directors on the date the severance agreement was approved cease for any reason to constitute at least a majority of the Board; or

..    completion by VidaMed, following approval by our stockholders, of a merger, consolidation or reorganization of VidaMed, subject to certain exceptions specified in the severance agreement.

Upon the occurrence of a change in control, if the executive voluntarily terminates his position with VidaMed or is otherwise terminated other than for cause in connection with, or after completion of the change in control, the executive will be entitled to receive certain benefits, including:

..    a lump sum payment of a pro rata bonus through the date of termination equal to the greatest of the amount of bonuses received by the executive over a certain measurement period, as described in the executive's severance agreement;

..    severance pay in an amount equal to the greatest of the amount of the annual base salary plus bonus received by the executive over a certain measurement period, as described in the executive's severance agreement (twice the amount in the case of Mr. Lindholm);

..    continuation of coverage and benefits under our life, disability, medical, dental and hospitalization insurance for 12 months (24 months in the case of Mr. Lindholm) after the termination date for the executive and his dependents and beneficiaries (subject to reduction if the executive obtains equivalent benefits under a subsequent employer's benefit plans);

..    immediate exercisability of all outstanding stock options held by executive; and

..    out placement services in an amount not to exceed $15,000.

If the executive is terminated for cause, which is defined in the agreement as fraud, embezzlement, misappropriation or willful misconduct that is demonstrably and materially injurious to VidaMed, he will not be entitled to any payments or benefits under his severance agreement.

These severance agreements were amended in November 2001 to clarify that the executive would receive benefits if the executive is terminated by VidaMed without cause after the merger with Medtronic and to revise the provision regarding "excess parachute payments" under Section 280G of the Internal Revenue Code to state that payments to the executive in connection with the merger would only be reduced if such reduction, after taking into account the excise tax applicable to such payments, would yield a greater net payment to such executive.

As a condition to entering into the merger agreement, Medtronic required each of these executives to enter into a side letter agreement with Medtronic pursuant to which each of these executives agreed to use all reasonable efforts to take certain actions so that none of the payments to the executive under the severance agreement would be considered an "excess parachute payment" under
Section 280G of the Internal Revenue Code. These actions consist of exercising VidaMed stock options during the calendar year 2001 and selling such number of the underlying shares of VidaMed common stock as is necessary to pay the exercise prices of such options and U.S. federal and state taxes incurred in connection with such stock option exercises.

The following table illustrates the estimated amount of cash payments (including the cash value of benefits and out placement services) that the VidaMed executive officers would be entitled to receive if they voluntarily terminate their employment with VidaMed or are otherwise terminated other than for cause in connection with, or after completion of, the merger with Medtronic:

     Executive Officer                                   Amount of Payment
     -----------------                                  ------------------
     Randy D. Lindholm ..........................           $1,116,089
     John F. Howe ...............................           $  398,112
     Stephen J. Williams ........................           $  365,578
     Lewis P. Chapman ...........................           $  305,915

Equity Compensation Plans

Under our Amended and Restated 1992 Stock Plan and Amended and Restated 1995 Director Option Plan, in the event of a merger of VidaMed with or into another corporation, or the sale of substantially all of the assets of VidaMed, each outstanding option will be assumed or an equivalent option will be substituted by the successor corporation or parent or subsidiary. In addition, under our Amended and Restated 1992 Stock Plan, the administrator of the plan may, in lieu of assumption or substitution, provide for accelerated vesting of the options upon the change in control. Our Amended and Restated 1995 Director Option Plan provides that in the event that the successor corporation does not agree to assume the option or substitute an equivalent option, each outstanding option will become fully vested and exercisable.

Under the merger agreement with Medtronic, all holders of options held at the effective time of the merger will be entitled to receive, for each option, an amount in cash determined by multiplying: (1) the excess, if any, of $7.91 over the per share exercise price of that option, by (2) the number of shares subject to that option. The amount received will be reduced to the extent that any federal and state income and payroll tax withholding that is due.

Director Compensation

VidaMed pays it non-employee directors a fee of $1,500 per board meeting attended ($500 if attended via teleconference) and $500 per committee meeting attended and reimburses each non-employee director for travel expenses incurred in attending board and committee meetings. Under VidaMed's Amended and

Restated 1995 Director Option Plan, directors who are not employees of VidaMed automatically receive an initial option grant to purchase 20,000 shares of our common stock upon their initial election to our Board. This option is exercisable immediately with respect to 10,000 shares and exercisable with respect to the remaining 10,000 shares one year later. On the first business day of each succeeding year, each incumbent non-employee director is automatically granted an immediately exercisable option to purchase 5,000 shares. On December 5, 2001, our Board, pursuant to their authority under the plan, suspended such grants for 2002 due to the pending merger with Medtronic. VidaMed does not pay any director additional amounts for special assignments of the Board of Directors. Options held by members of our Board as of March 1, 2002 are described in the table under "Security Ownership of Principal Stockholders and Management."

Compensation Committee Interlocks and Insider Participation

Robert J. Erra and Paulita M. LaPlante served as members of VidaMed's Compensation Committee during 2001. No relationships existed during 2001 with respect to Mr. Erra or Ms. LaPlante that would be required to be disclosed under the rules of the Securities Exchange Act of 1934.

Compensation Committee Report

Membership and Role of the Compensation Committee

VidaMed's executive compensation program is designed to be closely linked to the overall performance of the company and returns generated for stockholders. Toward this end, VidaMed has developed a compensation strategy with specific compensation plans that tie a significant portion of executive compensation to VidaMed's success in meeting specified performance goals. This strategy seeks to:

..    ensure VidaMed's ability to attract and retain key executives;

..    align the interests of VidaMed's executives with those of its stockholders;
     and

..    provide a compensation package that balances individual contributions and overall business results.

Each year, the Compensation Committee, which is composed of Robert J. Erra and Paulita M. LaPlante, conducts a review of VidaMed's executive compensation program. The review includes an assessment of the effectiveness of VidaMed's compensation program and a comparison of its executive compensation and performance to comparable public corporations, including companies within a group of "competitor companies" listed on the Nasdaq SmallCap Market and competing in the medical devices industry. From time to time, VidaMed retains the services of executive compensation consultants to provide the Compensation Committee with comparative data, benefit design advice and analysis of the cost incentives provided.

Total Compensation

An executive's total compensation consists of four components: (1) base salary,
(2) an annual incentive bonus, (3) long-term stock-based compensation, and (4) various benefits generally available to all full-time employees.

Base Salary

The Compensation Committee considers a number of factors in setting the base salary for executive officers. Those factors typically include:

..    responsibility of the individual's position;

..    the individual's performance;

..    VidaMed's overall financial performance;

..    certain non-financial indicators of corporate performance, including, among other things, strategic developments for which an executive has responsibility (such as product approvals and governmental relations) or managerial performance (such as resource allocation and policy development); and

..    the business and competitive climate.

The evaluation of an executive's non-financial indicators is reflected in his or her performance rating. Each year, the Compensation Committee reviews with the President and Chief Executive Officer his performance rating of the other executive officers and evaluates compensation levels against levels at competitor companies. The Compensation Committee engages established, independent compensation consultants to confirm that VidaMed's salary levels for its executive officers are within the range of salary levels for executive officers of the competitor companies. The Compensation Committee sets salaries of the executive officers within a range above the median but below the high-end of the salary levels at the competitor companies.

In fixing the salaries of the executive officers for 2001, the Compensation Committee considered VidaMed's overall financial performance and the non-financial indicators reflected in individual performance ratings, although no particular weighting was assigned to any specific aspect of the corporate performance. Mr. Lindholm's annual base salary for 2001 remained the same as his 2000 annual base salary. The other executive officers received raises ranging between 3% and 11% of their 2000 annual base salary.

Annual Incentive Bonus

The Performance Improvement Plan, which is VidaMed's annual incentive performance plan, allows the Compensation Committee to make annual bonus awards to executive officers and director-level personnel based on certain financial and non-financial indicators or goals. The awards may consist of cash, stock options or a combination of both.

Receipt of the bonus for 2001 was dependent upon VidaMed achieving certain revenues and procedure volumes. For 2001, payment under the Performance Improvement Plan for the named executive officers resulted in bonus payments for the named executive officers, other than Mr. Lindholm, of approximately 44% of their annual base salary. In addition, executive officers who were officers of VidaMed during the second half of 2000 were eligible to receive an additional bonus if certain performance goals were met during the second half of 2000 and if the executive officer was an officer of VidaMed as of December 31, 2001 and earned a bonus under the Performance Improvement Plan for 2001. As a result of this additional incentive program, each of Messrs. Howe and Williams earned an additional bonus of approximately 20% of his 2001 base salary.

Long-Term Incentive Compensation

Long-term incentives are provided to executive officers primarily through VidaMed's Amended and Restated 1992 Stock Plan. The Compensation Committee believes that stock-based performance compensation arrangements are essential in aligning the interests of management directly with creation of stockholder value.

Under VidaMed's Amended and Restated 1992 Stock Plan, guidelines for initial employment stock option grants and periodic option grants, are set at levels competitive with programs offered and maintained by comparably sized medical device and high technology companies located primarily in the San Francisco

Bay Area. In addition to competitive practice data, the Compensation Committee considers factors, such as overall experience or performance and the number of stock options already outstanding or previously granted in determining the size of stock option awards. Generally, stock options have an exercise price equal to the fair market value of a share of VidaMed common stock on the date of grant, a 10-year term and vest over a 4-year period. The names of the executive officers, the number of options and the exercise price for each option granted during 2001 is set forth in the table under the heading "Stock Option Grants in 2001."

Compensation of Chief Executive Officer

Mr. Lindholm's annual base salary at the end of the fiscal year ended December 31, 2001 was $285,000, the same as his 2000 annual base salary. For 2001, Mr. Lindholm earned a bonus of $156,750, or 55% of his base salary. Receipt of Mr. Lindholm's bonus for 2001 was dependent upon VidaMed achieving certain revenues and procedure volumes, as well as other performance milestones relating to, among other things, regulatory approvals, launch of new products and sales, marketing and manufacturing goals.

Under the 1992 Amended and Restated Stock Plan, Mr. Lindholm received options to purchase a total of 210,000 shares of VidaMed common stock in 2001. Except for option grant on March 15, 2001 to Mr. Lindholm in the amount of 27,048 shares, which becomes exercisable on a monthly basis on the second anniversary of the grant date and fully vest by the fourth anniversary, the options granted to Mr. Lindholm in 2001 have an exercise price equal to the fair market value of a share of VidaMed common stock on the date of grant and become exercisable with respect 1/4th of the option shares on the first anniversary of the grant date and with respect to the remaining 1/48th monthly thereafter.

Upon commencement of his employment with VidaMed, VidaMed provided Mr. Lindholm an interest-free loan in the amount of $200,000. Pursuant to the terms of our agreement with Mr. Lindholm, during 1999, VidaMed forgave 50% of Mr. Lindholm's outstanding loan, in the amount of $100,000. An additional 25% of the loan, in the amount of $50,000, was forgiven in the first quarter of 2000, and in February 2001, VidaMed forgave the remaining portion of Mr. Lindholm's loan.

Section 162(m) Policy

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation over $1,000,000 paid to the Chief Executive Officer and the four other most highly compensated executive officers. Qualifying performance-based compensation is not subject to the deduction limit if certain requirements are met. The Compensation Committee believes that at the present time it is unlikely that the compensation paid to any named executive officer in a taxable year that is subject to the deduction limit will exceed $1,000,000. Therefore, the Compensation Committee has not yet established a policy for determining which forms of incentive compensation awarded to its named executive officers will be designed to qualify as "performance-based compensation." The Compensation Committee intends to continue to evaluate the effects of the statute and applicable Treasury regulations, and at such time as it appears necessary, will adopt a compensation plan for executive officers that complies with the requirements for full deductibility under Section 162(m).

Submitted by:  Robert J. Erra
               Paulita M. LaPlante

                             STOCK PERFORMANCE GRAPH
                             -----------------------

The following graph compares VidaMed's cumulative total stockholder return with the Nasdaq U.S. Stock Market Index and an index based on companies in a peer group within the JP Morgan H & Q Healthcare - Excluding Biotechnology Index. The graph assumes the investment of $100 on December 31, 1996, and that all dividends were reinvested. No dividends have been declared or paid on VidaMed's common stock. The performance shown is not necessarily indicative of future performance.

                                     [CHART]

                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
           AMONG VIDAMED, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
        AND THE JP MORGAN H & Q HEALTHCARE-EXCLUDING BIOTECHNOLOGY INDEX

                                                                   Cumulative Total Return
                                                     ---------------------------------------------------
                                                      12/96    12/97    12/98    12/99    12/00    12/01
VIDAMED, INC                                         100.00    33.98    21.84    14.08    21.36    60.74
NASDAQ STOCK MARKET (U.S.)                           100.00   122.48   172.68   320.89   193.01   153.15
JP MORGAN H & Q HEALTHCARE-EXCLUDING BIOTECHNOLOGY   100.00   119.17   144.80   126.51   197.91   195.23

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information known to us with respect to the beneficial ownership of our common stock as of March 1, 2002 for (1) each person known by us to beneficially own more than five percent of our issued and outstanding common stock, (2) each of our directors, (3) each of the executive officers named in the Summary Compensation Table under Item 11. - Executive Compensation, and (4) all of our current executive officers and directors as a group.

Percentages are calculated based on the number of shares of our common stock issued and outstanding as of March 1, 2002. Except as otherwise indicated, we believe that each of the beneficial owners of our common stock listed below, based on information provided by these owners, has sole investment and voting power with respect to its shares, subject to community property laws where applicable. All shares listed as beneficially owned include shares that may be acquired within 60 days through the exercise of warrants and stock options granted by VidaMed. These shares are treated as outstanding only when determining the amount and percent owned by the applicable individual or group.

Stock Ownership of Certain Beneficial Owners

                                                                 Common Stock
                                                            Beneficially Owned as       Approximate
Name and Address of Beneficial Owner                           of March 1, 2002     Percent of Class (1)
---------------------------------------------------------   ---------------------   --------------------
The Medtronic Foundation.................................         7,690,000 (2)           20.07%
     c/o Medtronic, Inc.
     Corporate Center
     710 Medtronic Parkway
     Minneapolis, MN 55432

Hayden R. Fleming........................................         2,943,631 (3)            7.98%
     c/o Circle F Ventures, LLC
     17797 North Perimeter Drive, Suite 105
     Scottsdale, AZ 85255

(1) Based upon 36,726,454 shares of common stock issued and outstanding as of March 1, 2002.

(2) Includes warrants to purchase 1,590,000 shares. This information is based on a Schedule 13D filed with the Securities and Exchange Commission on January 30, 2002 by The Medtronic Foundation and information provided by The Medtronic Foundation.

(3) Includes 235,958 shares owned by the Hayden R. Fleming and LaDonna M. Fleming Revocable Trust; 22,150 shares owned by the LaDonna M. Fleming IRA; 172,490 shares owned by the Hayden R. Fleming IRA; and 2,345,033 shares owned by Circle F Ventures, LLC, a Georgia limited liability company, which is a private investment fund managed by Mr. Fleming. Also includes 168,000 shares subject to warrants. Hayden R. Fleming has shared investment power with respect to 258,108 shares. This information is based on information provided by Fleming Securities, Inc.

Stock Ownership of Directors and Management

                                                                                    Of Shares
                                                                                   Beneficially
                                                     Common Stock                 Owned, Shares
                                                     Beneficially   Approximate    That May be
                                                     Owned as of    Percent of    Acquired Within
Name                                                March 1, 2002    Class (1)       60 Days
-------------------------------------------------   -------------   -----------   ---------------
Randy D. Lindholm ...............................     1,033,746         2.74%        1,004,919
Elizabeth H. Davila .............................        30,000           *             30,000
Michael D. Ellwein (2) ..........................        25,000           *             25,000
Robert J. Erra ..................................        21,668           *             21,668
Paulita M. LaPlante .............................        30,000           *             30,000
Kurt C. Wheeler .................................        30,000           *             30,000
John F. Howe ....................................       257,304           *            231,344
Stephen J. Williams .............................       174,672           *            165,152
Lewis P. Chapman ................................        87,500           *             87,500
All current executive officers and directors as a
   group (nine persons) .........................     1,689,890         4.41%        1,625,583

----------
*    Less than one percent

(1) Based upon 36,726,454 shares of common stock issued and outstanding as of March 1, 2002.

(2)  Does not include shares beneficially owned by the The Medtronic Foundation.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 5, 2001, VidaMed, Medtronic, Inc. and VidaMed Acquisition Corp., a wholly owned subsidiary of Medtronic, entered into an Agreement and Plan of Merger, pursuant to which Medtronic's merger subsidiary will merge with and into VidaMed, with VidaMed continuing as the surviving corporation. Under the terms of the merger agreement, each outstanding share of VidaMed common stock will be converted into the right to receive $7.91 per share in cash. The closing of the transaction is conditioned on, among other things, adoption of the merger agreement by the holders of a majority of the outstanding shares of VidaMed common stock. A special meeting of VidaMed's stockholders to vote on the merger agreement is scheduled to be held on April 12, 2002. Although no assurance can be given that the transaction will be completed, VidaMed expects to complete the transaction as soon as reasonably practicable after the VidaMed stockholder meeting in April 2002. In connection with the execution of the merger agreement, Medtronic loaned VidaMed $5 million for working capital and other general corporate purposes pursuant to a secured promissory note.

                                     PART IV

                                     -------

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements

The following consolidated financial statements of VidaMed and Report of Ernst and Young LLP, Independent Auditors, are included herewith:

Financial Statements                                                        Page
-------------------------------------------------------------------------   ----
Report of Ernst & Young LLP, Independent Auditors .......................    40

Consolidated Balance Sheets as of December 31, 2001 and 2000 ............    41

Consolidated Statements of Operations for the years ended
December 31, 2001, 2000 and 1999 ........................................    42

Consolidated Statement of Stockholders' Equity for the years ended
December 31, 2001, 2000 and 1999 ........................................    43

Consolidated Statements of Cash Flows for the years ended
December 31, 2001, 2000 and 1999 ........................................    44

Notes to Consolidated Financial Statements ..............................    45

     2.   Financial Statement Schedules

Schedule II--Valuation and Qualifying Accounts is included on page 57. All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

     3.   Exhibits

The exhibits to this Report are listed in the Exhibit Index on pages 58 to 60 below.

A copy of the exhibits referred to above will be furnished at a reasonable cost to any person who was a stockholder of VidaMed as of March 1, 2002, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to: VidaMed, Inc., 46107 Landing Parkway, Fremont, California 94538; Attention: Stockholder Information.

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

     B.   Amended and Restated 1992 Stock Plan.

     C.   Amended and Restated 1995 Director Option Plan.

     D.   Amended and Restated 1995 Employee Stock Purchase Plan.

     E.   Letter of Employment, dated June 22, 1999, between VidaMed and Randy
          D. Lindholm.

     F.   Letter of Employment, dated August 20, 1999, between VidaMed and John
          F. Howe.

     G.   Letter of Employment, dated March 21, 2000, between VidaMed and Steve
          J. Williams.

     H. Letter of Employment, dated February 8, 2001, between VidaMed and Lewis P. Chapman.

     I. Form of Severance Agreement (Change in Control) between VidaMed and Executive Officers.

     J. Form of Amendment to Severance Agreement (Change in Control) VidaMed and Executive Officers.

     K.   Form of 1992 Stock Plan Incentive Stock Option Agreement.

     L.   Form of 1992 Stock Plan Nonstatutory Stock Option Agreement.

(b)  Reports on Form 8-K

On December 6, 2001, VidaMed filed a Current Report on Form 8-K reporting in
Item 5, Other Events, the execution of an Agreement and Plan of Merger with Medtronic, Inc. and VidaMed Acquisition Corp. pursuant to which VidaMed will, after the merger, become a wholly owned subsidiary of Medtronic, subject to customary approvals, including the adoption of the merger agreement by the holders of a majority of the outstanding shares of VidaMed common stock.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 22, 2002    VIDAMED, INC.


                          By /s/ Randy D. Lindholm
                             ---------------------------------------------------
                             Randy D. Lindholm
                             Chairman, President and Chief Executive Officer (Principal Executive Officer)


                          By /s/ John F. Howe
                             ---------------------------------------------------
                             John F. Howe
                             Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 22, 2002 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Name and Signature                                  Title
  ------------------                                  -----

/s/ Randy D. Lindholm            Chairman, President and Chief Executive Officer
-----------------------
Randy D. Lindholm


/s/ Elizabeth H. Davila          Director
-----------------------
Elizabeth H. Davila


/s/ Michael D. Ellwein           Director
-----------------------
Michael D. Ellwein


/s/ Robert J. Erra               Director
-----------------------
Robert J. Erra


/s/ Paulita M. LaPlante          Director
-----------------------
Paulita M. LaPlante


/s/ Kurt C. Wheeler              Director
-----------------------
Kurt C. Wheeler

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Vidamed, Inc.

We have audited the accompanying consolidated balance sheets of Vidamed, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vidamed, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                           /s/ Ernst & Young LLP

Palo Alto, California
February 1, 2002

                                  VidaMed, Inc.
                           Consolidated Balance Sheets
                     (In thousands except per share amounts)

                                                                                            December 31,
                                                                                      ----------------------
                                                                                         2001         2000
                                                                                      ---------    ---------
              Assets
Current Assets:
       Cash and cash equivalents                                                      $   9,318    $   6,491
       Short term investments                                                               391        9,060
       Accounts receivable, net of allowance (2001-$342, 2000-$430)                       3,784          800
       Inventories                                                                        2,357          649
       Other current assets                                                                 323          389
                                                                                      ---------    ---------
            Total current assets                                                         16,173       17,389

Property and equipment, net                                                               1,353        1,898
Other assets, net                                                                            97           99
                                                                                      ---------    ---------
            Total assets                                                              $  17,623    $  19,386
                                                                                      =========    =========

            Liabilities and Stockholders' Equity

Current liabilities:
       Notes payable (to related party in 2001)                                       $   5,000    $   1,776
       Accounts payable                                                                     318          283
       Accrued compensation                                                               1,164          540
       Accrued advertising                                                                   --          244
       Accrued other liabilities                                                          3,239        2,037
                                                                                      ---------    ---------
            Total current liabilities                                                     9,721        4,880

Commitments and contingencies (Note 8)

Stockholders' Equity:
       Preferred stock, $.001 par value;
            5,000 shares authorized; none
            outstanding at December 31, 2001 and 2000                                        --           --
       Common stock, $.001 par value, 60,000 shares
            authorized; 36,400 and 34,833  shares
            issued and outstanding at December 31, 2001
            and 2000, respectively                                                           36           35
       Additional paid-in-capital                                                       127,855      124,312
       Deferred compensation                                                               (162)        (284)
       Accumulated other comprehensive income                                               391        1,218
       Accumulated deficit                                                             (120,218)    (110,775)
                                                                                      ---------    ---------
            Total stockholders' equity                                                    7,902       14,506
                                                                                      ---------    ---------
            Total liabilities and stockholder's equity                                $  17,623    $  19,386
                                                                                      =========    =========

                 See Notes to Consolidated Financial Statements

                                  VidaMed, Inc.
                      Consolidated Statements of Operations
                     (In thousands except per share amounts)

                                                 Years Ended December 31,

                                                2001       2000        1999
                                              -------    --------    --------
Revenues:
      Product sales, net                      $13,957    $  8,246    $  5,553

      Licenses fees, grant and other income        --          --         352
                                              -------    --------    --------
      Net revenues                             13,957       8,246       5,905

Cost of products sold                           5,472       3,314       2,824
                                              -------    --------    --------
Gross profit                                    8,485       4,932       3,081

Operating expenses:

       Research and development                 3,380       3,262       3,034
       Selling, general and administrative     14,962      12,494      11,782
                                              -------    --------    --------
       Total operating expenses                18,342      15,756      14,816

                                              -------    --------    --------
       Loss from operations                    (9,857)    (10,824)    (11,735)

Interest and other income                         855         555         516

Interest and other expense                       (441)       (386)       (682)
                                              -------    --------    --------
Net loss                                      $(9,443)   $(10,655)   $(11,901)
                                              =======    ========    ========
Basic and diluted net loss per share          $ (0.26)   $  (0.35)   $  (0.58)
                                              =======    ========    ========
Shares used in computing basic and diluted
net loss per share                             35,689      30,316      20,631

                 See Notes to Consolidated Financial Statements.

                                  VidaMed, Inc.
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 2001, 2000 and 1999
                       (In thousands except share amounts)

                                                                         Notes
                                                         Additional    receivable
                                                Common     paid-in        from         Deferred
                                                 stock     capital    stockholders   compensation
                                                -------------------------------------------------
Balances at December 31, 1998                     $20     $ 95,727       $(205)          $  --
   Exercise of options to purchase
      214,882 shares of common stock               --          449          --              --
   Issuance of 88,477 shares of common stock
      under the employee stock purchase plan       --          163          --              --
   Issuance of 2,731,596 shares of common
      stock, net of offering costs of $235          3        5,496          --              --
   Proceeds on notes receivable from
      stockholders                                 --           --          72              --

   Net loss and comprehensive loss                 --           --          --              --
                                                ----------------------------------------------
Balances at December 31, 1999                     $23     $101,835       $(133)             --

   Exercise of options to purchase
      660,155 shares of common stock                1        1,643          --              --
   Issuance of 112,638 shares of common
   stock under the employee stock purchase
        plan                                       --          164          --              --
   Issuance of 11,103,633 shares of common
      stock, net of offering costs of $288         11       20,068          --              --
Warrants issued in consideration of debt
   renewal                                         --          169          --              --
   Proceeds on notes receivable from
      stockholders                                 --           --         133              --
Deferred compensation related to grants of
   stock options                                   --          433          --            (433)

Amortization of deferred compensation              --           --          --             149
Comprehensive loss:

  Net loss                                         --           --          --              --
  Unrealized gain on available-for-sale
     securities                                    --           --          --              --

  Total comprehensive loss                         --           --          --              --

                                                ----------------------------------------------
Balances at December 31, 2000                     $35     $124,312       $  --           $(284)
   Exercise of options to purchase
   512,296 shares of common stock                  --        1,438          --              --

  Issuance of 174,146 shares of common stock
     under the employee stock purchase plan        --          281          --              --
  Exercise of warrants to purchase
     891,302 share of common stock                  1        1,769          --              --
  Stock options  issued in  consideration
     of consulting services                        --           55          --              --

  Amortization of deferred compensation            --           --          --             122
Comprehensive loss:

  Net loss                                         --           --          --              --
  Unrealized loss on available-for-sale
     securities                                    --           --          --              --


  Total comprehensive loss                         --           --          --              --
                                                ----------------------------------------------
Balance December 31, 2001                         $36     $127,855       $  --           $(162)
                                                ==============================================

                                                    Accumulated
                                                       other                        Total
                                                   comprehensive   Accumulated   stockholder
                                                       income        deficit       equity
                                                --------------------------------------------
Balances at December 31, 1998                         $   --        $ (88,219)     $  7,323
   Exercise of options to purchase
      214,882 shares of common stock                      --               --           449
   Issuance of 88,477 shares of common stock
      under the employee stock purchase plan              --               --           163
   Issuance of 2,731,596 shares of common
      stock, net of offering costs of $235                --               --         5,499
   Proceeds on notes receivable from
      stockholders                                        --               --            72

   Net loss and comprehensive loss                        --          (11,901)      (11,901)
                                                -------------------------------------------
Balances at December 31, 1999                         $   --        $(100,120)     $  1,605

   Exercise of options to purchase
      655,155 shares of common stock                      --               --         1,644
   Issuance of 112,638 shares of common
   stock under the employee stock purchase
        plan                                              --               --           164
   Issuance of 11,103,633 shares of common
      stock, net of offering costs of $288                --               --        20,079
Warrants issued in consideration of debt
   renewal                                                --               --           169
   Proceeds on notes receivable from
      stockholders                                        --               --           133
Deferred compensation related to grants of
   stock options                                          --               --            --

Amortization of deferred compensation                     --               --           149
Comprehensive loss:

  Net loss                                                --          (10,655)      (10,655)
  Unrealized gain on available-for-sale
     securities                                        1,218               --         1,218
                                                                                   --------
  Total comprehensive loss                                --               --        (9,437)

                                                -------------------------------------------
Balances at December 31, 2000                         $1,218        $(110,775)     $ 14,506
   Exercise of options to purchase
   512,296 shares of common stock                         --               --         1,438

  Issuance of 174,146 shares of common stock
     under the employee stock purchase plan               --               --           281
  Exercise of warrants to purchase
     891,302 share of common stock                        --               --         1,770
  Stock options  issued in  consideration
     of consulting services                               --               --            55

  Amortization of deferred compensation                   --               --           122
Comprehensive loss:

  Net loss                                                --           (9,443)       (9,443)
  Unrealized loss on available-for-sale
     securities                                         (827)              --          (827)

                                                                                   --------
  Total comprehensive loss                                --               --       (10,270)
                                                -------------------------------------------
Balance December 31, 2001                             $  391        $(120,218)     $  7,902
                                                ===========================================

                 See Notes to Consolidated Financial Statements

                                  VidaMed, Inc
                      Consolidated Statement of Cash Flows
                                 (In thousands)

                                                                 Years Ended December 31,
                                                             2001        2000       1999
Cash flows from operating activities:
   Net loss                                                $ (9,443)   $(10,655)   $(11,901)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
       Depreciation and amortization                          1,127       2,030       1,906
       Issuance of warrants for renewal of loan                  --         169          --
       Issuance of warrants for consulting services              55          --          --
       Gain on sale of available-for-sale securities           (417)         --          --
       Amortization of deferred compensation                    122         149          --
   Changes in assets and liabilities:
       Accounts receivable                                   (3,034)        593      (1,315)
       Loan to officer                                           50          50         100
       Inventory                                             (1,708)       (234)        813
       Other current assets                                      66         142         (37)
       Prepaid to contract manufacturer                          --          --         685
       Other assets                                               2          67         150
       Accounts payable                                          35        (178)        123
       Accrued liabilities and deferred revenue               1,582         423      (1,070)
                                                           --------    --------    --------
Net cash used in operating activities                       (11,563)     (7,444)    (10,546)
                                                           --------    --------    --------
Cash flows from investing activities:
    Expenditures for property and equipment                    (582)     (1,911)     (2,126)
    Purchase of short-term investments                           --     (17,647)         --
    Net proceeds from sale of available-for-sale
     securities                                                 417          --          --
    Net proceeds from maturities of short-term
     investments                                              7,843       9,805          --
                                                           --------    --------    --------
Net cash provided by (used in) investing activities           7,678      (9,753)     (2,126)
                                                           --------    --------    --------
Net cash flows from financing activities:
      Principal payments under capital leases                    --          --         (22)
      Principal payments of long-term debt                       --        (648)       (755)
      Principal payments of notes payable                    (1,776)         --          --
      Net proceeds from issuance of notes payable             5,000          --         630
      Net cash proceeds from issuance of common stock         3,488      21,588       6,183
                                                           --------    --------    --------
Net cash provided by financing activities                     6,712      20,940       6,036
                                                           --------    --------    --------
Net increase (decrease) in cash and cash equivalents          2,827       3,743      (6,636)
Cash and cash equivalents at the beginning of the period      6,491       2,748       9,384
                                                           --------    --------    --------
Cash and cash equivalents at the end of the period         $  9,318    $  6,491    $  2,748
                                                           ========    ========    ========
Supplemental disclosure of cash flows information:
Cash paid for interest                                     $    209    $    544    $    404
                                                           ========    ========    ========

                 See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

                                  VIDAMED, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   The Company and Significant Accounting Policies

The Company

     VidaMed, Inc. (the "Company" or "VidaMed") founded in 1992, designs, develops, and markets technologically and clinically advanced systems for urological conditions. Our focus is the treatment of the enlarged prostate or benign prostatic hyperplasia ("BPH"). In the United States, we directly sell and market our products to hospitals, urologists, and surgery centers through direct sales of our equipment and cartridges. Revenue is generated upon shipment. Outside of the United States, we primarily sell our products to international distributors who resell them to physicians and hospitals.

     As of December 31, 2001, we had cash and cash equivalents of $9,318,000 and short-term investments of $391,000. Management believes that the proceeds from VidaMed's December 2001 financing (see note 7) together with existing cash and anticipated revenues from the growing US physician office market will be sufficient to fund operations at current levels through at least the end of 2002.

Merger Agreement

     On December 5, 2001, we entered into an agreement and plan of merger with Medtronic and Medtronic's merger subsidiary pursuant to which Medtronic's merger subsidiary will merge with and into us, with VidaMed surviving as the surviving corporation. Under the terms of the merger agreement, each outstanding share of VidaMed common stock will be converted into the right to receive $7.91 per share in cash. The closing of the merger is conditioned upon, among other things, adoption of the merger agreement by the holders of a majority of the outstanding shares of VidaMed common stock. Although no assurance can be given that the merger will be completed, VidaMed expects to complete the merger during the second quarter of 2002. If the merger is not completed at all or is not completed in a timely manner, it may harm our business. VidaMed may be required to pay Medtronic a termination fee of approximately $13 million if the merger agreement is terminated under certain specified circumstances, where, among other things, VidaMed agrees to or completes another strategic transaction within 12 months of the termination of the merger agreement.

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

Reclassifications

     Certain amounts in the December 31, 2000 financial statements have been reclassified to conform to the December 31, 2001 financial presentation.

Revenue Recognition

     Revenue from product sales is recognized at the time of shipment, net of allowances for discounts and estimated returns which are also provided for at the time of shipment. Deferred revenue for extended warranty contracts is recognized over the right or contract period. We do not provide price protection or allow a right of return for products sold to distributors.

     At December 31, 2001 and 2000, we had deferred a total of $15,000 and $0, respectively for revenues related to extended warranty contracts.

Warranty Costs

     We provide at the time of sale for the estimated cost of replacing and repairing products under warranty. The warranty period ranges from 90 days to one year depending upon the component. Because of the length of the warranty period, adjustments to the originally recorded provisions may be necessary from time to time.

Stock Based Compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has elected to follow the "disclosure only" alternative prescribed by Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB No. 25, stock-based compensation is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. Unearned compensation is amortized using the graded vesting method and expensed over the vesting period of the respective options. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force 96-18, "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The fair value of options granted to non-employees is periodically remeasured as the underlying options vest.

Foreign Currency Translation

     The functional currency for foreign subsidiaries is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated at the year-end exchange rate. Inventories, property and equipment and non-monetary assets and liabilities denominated in foreign currencies are translated at historical rates. Adjustments resulting from these translations are included in the results of operations and have been immaterial. We do not enter into foreign currency forward exchange contracts.

Comprehensive Income (Loss)

     Unrealized gains or losses on our available-for-sale securities are included in other comprehensive income (loss).

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

     Options to purchase 4.6 million shares of common stock and warrants to purchase 1.9 million shares of common stock were outstanding at December 31, 2001 but were not included in the computation of diluted net loss per share as their impact would be anti-dilutive. Additionally, options to purchase 4.1 million and 3.5 million shares of common stock and warrants to purchase 3.0 and
2.1 million shares of common stock were outstanding at December 31, 2000 and 1999, respectively, but were not included in the computation of diluted net loss per share as their impact would be anti-dilutive.

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

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which we adopted in 2001. The adoption of SFAS 133 did not have a significant effect on our results of operations or financial position, as we do not engage in any hedging activities or hold derivatives.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). SFAS 141 establishes new standards for accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. We do not believe that SFAS 141 will have a material effect on our operating results or financial position.

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

     In October 2001, the FASB issued Statement of Financial Accounting Standards No.144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001, which for the Company will be year starting January 1, 2002. SFAS 144 provides a single accounting model for accounting and reporting for the impairment and disposal of long-lived assets. SFAS 144 new rules on impairment supersede FASB statement 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS 144 sets new criteria for the classification of an assets held-for-sale and changes the reporting of discontinued operations. The Company does not believe that the adoption of SFAS 144 will have a significant impact on its financial statements.

2.   Advertising Costs

     Advertising expenses were $283,000, $226,000, and $126,000 in 2001, 2000, and 1999 respectively. We expense advertising costs as incurred.

3.   Inventories

     Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market value.

                                                               December 31,
                                                          2001             2000
                                                         ------            -----
                                                              (in thousands)

Raw materials ..............................             $1,302             $120
Work in process ............................                 --                5
Finished goods .............................              1,055              524
                                                         ------             ----
                                                         $2,357             $649
                                                         ======             ====

4.   Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful life of the respective assets, which range from two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life or the remaining life of the lease. In accordance with Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of, we identify and record impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such events have occurred with respect to our long-lived assets, which consist primarily of generators, machinery, computer equipment, furniture and leasehold improvements, which would indicate these assets may be impaired.

     Property and equipment consists of the following:

                                                               December 31,
                                                           2001          2000
                                                          -------      --------
                                                             (in thousands)

Furniture and fixtures .............................      $   377       $   364
Machinery and equipment ............................        4,479         4,132
Computer equipment and software ....................        1,375         1,336
Leasehold improvements .............................        1,106         1,115
Generators, scopes and handles .....................        2,111         3,155
                                                          -------       -------
                                                            9,448        10,102

Less accumulated depreciation and amortization .....       (8,095)       (8,204)
                                                          -------       -------
                                                          $ 1,353       $ 1,898
                                                          =======       =======

Depreciation expenses were $1,127,000, $2,030,000, and $1,906,000 in 2001, 2000 and 1999, respectively.

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

     For the years ended December 31, 2001, 2000 and 1999, no customer represented more than 10% of our net revenues.

     The VidaMed TUNA System, the only product line we sell, consists of a radio frequency generator, a reusable handle, a disposable cartridge and an optical telescope. If a material problem develops with any one or more of those components, our revenues would likely suffer because we do not sell any other products.

     Furthermore, we outsource the manufacture of the disposable cartridge and most other components of the TUNA System, and we rely on contract manufacturers to supply our components in sufficient quantities, in compliance with regulatory requirements and at an acceptable cost. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, product recalls, quality control and assurance, component supply and lack of qualified personnel. If any of our manufacturers experience any production problems, we may not be able to locate an alternate manufacturer promptly. Delays in production could adversely affect our future revenues.

6.   Financial Instruments

     We consider all highly liquid investments with original maturities of 90 days or less from the date of purchase to be cash equivalents. We invest our excess cash in deposits with banks. Short-term investments consist principally of commercial paper and government securities with maturities at the date of purchase greater than 90 days and remaining maturities of less than one year and marketable equity securities acquired through a cross licensing agreement. These securities are stated at market value, with the resulting unrealized gains or losses reported as a component of other comprehensive income in the statement of stockholders' equity. By policy, we limit similar types of investments and diversify investing activities utilizing several investment agencies.

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

Short-term investments consist of the following at December 31, 2001 and 2000 (in thousands):

                                               2001                                        2000
                             ---------------------------------------   ------------------------------------------
                                      Gross        Gross                          Gross        Gross
                                    Unrealized   Unrealized   Market            Unrealized   Unrealized   Market
                             Cost     Gains        Losses     Value     Cost       Gains       Losses     Value
                             ---------------------------------------   ------------------------------------------
Corporate commercial paper   $--       $ --         $ --       $ --    $6,788     $   75        $--       $ 6,863
Corporate bonds               --         --           --         --     2,046         --         (5)        2,041
Investment equities           --        391           --        391        --      1,148         --         1,148
                             ---------------------------------------   ------------------------------------------
                             $--       $391         $ --       $391    $8,834     $1,223        $(5)      $10,052
                             =======================================   ==========================================

     The fair market value of the notes payable approximates its carrying value based on an assessment of maturity, the variable interest rates and the incremental borrowing rate for similar debt.

7.   Long Term Debt and Notes Payable

     In October 1998, we finalized a commitment for $5.5 million in debt financing with Transamerica Technology Finance, a division of Transamerica Corporation. The facility was secured by our assets and consisted of a revolving accounts receivable-based credit line of up to $3 million and a $2.5 million equipment term loan. The term loan was funded in full as of December 31, 1998, at an interest rate of 12% per year. Repayment of that loan was amortized over a three-year period, with the first monthly payment having been made in December 1998 and continuing monthly thereafter. The loan was paid off in November 2001. Also, as of December 31, 2001, we retired the revolving accounts receivable-based line.

     On December 5, 2001, we entered into an agreement and plan of merger with Medtronic and Medtronic's merger subsidiary (see Note 1). As part of the agreement Medtronic provided us with $5.0 million in debt financing at 1% over the Wall Street Journal prime interest rate. The loan is payable at the earlier of i) December 5, 2003, ii) 10 days after we are required to pay a termination fee under the terms of the merger agreement as described in Note 8 or iii) six months after the termination of the merger if we are not required to pay a termination fee. The loan is secured by all of our assets. The security agreement provides that the loan is fully subordinate to any security interest of a commercial bank providing a revolving accounts receivable-based credit line.

8.   Commitments and Contingencies

     Lease Agreement

     We occupy a 35,000 square foot facility in Fremont, California, the lease on which expires on May 31, 2002. While the lease has an option to extend the term for an additional five years, we have not yet exercised this option. Future minimum lease payments under this facility lease aggregate $183,000 through the end of the initial lease term.

     Rent expense for the years ended December 31, 2001, 2000 and 1999 was $421,994, $401,000 and $513,000, respectively. During the year ended December 31, 2001 and 2000, we had sub-lease revenues of $187,000 and $119,000, respectively, which were recorded as a reduction of rent expense.

     Shareholder Litigation

     Five complaints have been filed in the Delaware Chancery Court against VidaMed, members of VidaMed's board of directors and Medtronic alleging, among other things, breach of fiduciary duty by VidaMed's directors in connection with VidaMed's proposed merger with a subsidiary of Medtronic, Inc. The complaints, which purport to be filed by stockholders of VidaMed and include requests for declarations that the actions be maintained as class actions, seek, among other things, injunctive relief and unspecified damages and fees of attorneys and experts. VidaMed believes that the complaints are without merit and intends to vigorously contest the lawsuits.

9.   Related Party Transactions

     In September 1998, we made a non-interest-bearing loan to Randy Lindholm, our Chief Executive Officer, in the amount of $200,000. The loan was repayable in semi-annual installments over two years. During 1999, we forgave 50% of Mr. Lindholm's outstanding loan, in the amount of $100,000. An additional 25% of the loan, in the amount of $50,000 was forgiven in the first quarter of 2000. On February 28, 2001, we forgave the final portion of Mr. Lindholm's interest-free loan.

     In connection with the execution of the merger agreement, Medtronic loaned VidaMed $5 million for working capital and other general corporate purposes pursuant to a secured promissory note as described in Note 7.

10.  401(k) Profit Sharing Plan

     We have a 401(k) Profit Sharing Plan (the "401K Plan") that allows eligible employees to contribute up to 20 percent of their annual compensation to the 401K Plan, subject to certain limitations. We match employee contributions at a rate of 100 percent of salary, up to a maximum of $1,000. Employee contributions and our matching contribution vest immediately. The 401K Plan also allows us to make discretionary contributions; however, none have been made to date. We recognized matching contribution expense of $71,000, $58,000 and $69,000 in fiscal 2001, 2000 and 1999, respectively.

11.  Stockholders' Equity

Common Stock and Warrants

     In May 1998, we completed a sale of publicly registered common stock with certain investors, officers and directors. In this transaction, we issued 4,340,004 shares of common stock at a purchase price of $4.00 per share resulting in net proceeds of $16,717,000. In connection with this financing, we issued to the investors three-year warrants to purchase an aggregate of 1,100,000 shares of common stock, which after being adjusted as a result of a subsequent financing transaction, had an exercise price of $2.713 per share and expired in May 2001. Through May 21, 2001, 855,915 shares of common stock had been issued upon the exercise of these warrants.

     In February 1999, we completed a sale of common stock, to the principals of one of our key vendors. In this transaction, we issued 368,596 shares of common stock at a purchase price of $2.713 per share resulting in net proceeds $1,000,000.

     In 1998 and 1999 in connection with debt financing arranged with Transamerica Technology Finance, which was retired as of December 31, 2001 (see
Note 7), we issued five-year warrants to purchase 55,000 and 77,320 shares of common stock at exercise prices of $0.89 per share and $1.94 per share, respectively. During the year ended December 31, 2001, Transamerica executed cashless exercises and received 96,547 shares of common stock, and the remaining warrants were cancelled.

     In January 2000, we raised $11,200,000 in a private equity placement, including $9,200,000 from Medtronic and $2,000,000 from existing stockholders, including Zesiger Capital Group LLC. The terms of the financing were 6.46 million shares sold at a price of $1.73 per share, which represented a premium to the average closing price for the five days proceeding the sale. We issued five-year warrants to purchase 1,938,000 share of common stock at an exercise price of $1.80. As of December 31, 2001, none of these warrants had been exercised and the exercise price of these warrants has been reduced to zero as a result of anti-dilution provisions in the warrants.

     In February 2000, we sold 106,600 shares of common stock to McMedical, Inc. at a per share price of $2.81, which resulted in net proceeds to us of approximately $300,000.

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

     As of December 31, 2001, shares of common stock reserved for future issuance consisted of the following:

                                                                    December 31,
                                                                        2001
                                                                    ------------
Warrants to purchase common stock ........................           1,938,000
Stock options outstanding ................................           4,603,201
Stock options available for grant.........................             658,002
                                                                     ---------
                                                                     7,199,203
                                                                     =========
Stock Options

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

     In December 1998, VidaMed's Board of Directors adopted the 1999 Nonstatutory Stock Option Plan (the "99 Plan"). A total of 950,000 shares of common stock have been authorized for issuance under this plan. The 99 Plan provides for non-qualified stock options and stock rights to be granted to employees and consultants, with the specific exclusion of officer and directors of VidaMed.

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

     Activity under our equity compensation plans is summarized below:

                                                                                                         Weighted
                                                                                                       average fair
                                       Shares available for   Shares outstanding   Weighted average   value at grant
                                              grant                                 Exercise price         date
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                  174,544             3,523,992             $3.50

Shares authorized                             950,000                    --                --

   Options granted                         (1,285,289)            1,285,289             $1.68             $1.18

   Options exercised                               --              (214,882)            $2.09

   Options canceled                         1,046,707            (1,046,707)            $4.30
---------------------------------------------------------------------------
Balance at December 31, 1999                  885,962             3,547,692             $3.65

Shares authorized                           2,000,000                    --                --

Options granted                            (3,141,708)            3,141,708             $2.24             $1.78

Options exercised                                  --              (660,155)            $1.79

Options cancelled                           1,922,458            (1,922,458)            $2.47
---------------------------------------------------------------------------
Balance at December 31, 2000                1,666,712             4,106,787             $2.50

Shares authorized                                  --                    --                --

Options granted                            (1,204,074)            1,204,074             $4.35             $3.29

Options exercised                                  --              (512,296)            $2.28

Options cancelled                             195,364              (195,364)            $3.55
---------------------------------------------------------------------------
Balance at December 31, 2001                  658,002             4,603,201             $2.87
---------------------------------------------------------------------------

Exercise prices for options outstanding as of December 31, 2001 ranged from $0.188 to $10.25 based on the following price ranges. The weighted-average remaining contractual life of those options is 8.23 years.

                                 Weighted    Weighted       Number      Weighted
                     Number      average      average     exercisable    average
   Range of        outstanding   exercise   contractual      as of      exercise
 exercise price      12/31/01      price       life        12/31/01       price
----------------   -----------   --------   -----------   -----------   --------
$ .188   $ 1.688      946,827     $2.87         8.23         605,791     $2.39
$ .813   $ 2.063    1,084,995     $1.87         8.20         452,311     $1.88
$2.125   $ 2.907      705,806     $2.55         8.38         285,640     $2.49
$2.969   $ 4.250      808,818     $3.47         8.43         196,563     $3.12
$4.375   $10.250    1,056,755     $4.87         8.45         249,244     $4.88
                    ---------                              ----------
                    4,603,201     $2.87         8.23       1,789,549     $2.39
                    =========                              ==========

     In April 1995, the stockholders approved the 1995 Employee Stock Purchase Plan (Purchase Plan). As amended in 1999, a total of 600,000 shares of common stock have been authorized for issuance. As of December 31, 2001, 567,703 shares have been issued under the Purchase Plan. Under the Purchase Plan participating employees may contribute up to 15% of their salary to purchase shares of the Company's common stock. The purchase price is equal to 85% of the fair market value of the common stock based on the lower of the first day of the offering period or last day of the purchase period.

     Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 4.30%, 5.00% and 6.33%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of 0.657, 0.846 and 1.0; and a weighted-average expected life of the options of 3.0 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows (in thousands, except per share amounts):

                                       2001           2000           1999
                                     --------       --------       --------
Pro forma loss                       ($11,420)      ($11,838)      ($14,254)

Pro forma loss per share               ($0.32)        ($0.39)        ($0.69)


     We recorded deferred compensation for the difference between the grant price and the fair value of our common stock on the grant date for certain options granted to officers in 2000. This deferred compensation totaled $433,000, and is being amortized over the vesting period of the options through 2004. Amortization of deferred compensation of $122,000 and $149,000 was recorded for the years ended December 31, 2001 and 2000, respectively.

12.  Income Taxes

     As of December 31, 2001, we had Federal and state net operating loss carry forwards of approximately $82,000,000 and $26,000,000, respectively. Additionally, we had foreign net operating loss carry forwards of approximately $27,000,000. The Federal net operating loss carry forwards will expire at various dates beginning in 2007 through 2021 if not utilized. The state net operating losses will expire at various dates beginning in 2002 through 2011 if not utilized.

     Utilization of the net operating losses may be subject to an annual limitation due to the ownership change rules provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating losses before utilization.

Significant components of our deferred tax assets (in thousands):

--------------------------------------------------------------------------------
                                                              2001       2000
Deferred tax assets:
  U.S. net operating loss carry forwards                   $ 29,600    $ 26,400
  Foreign net operating losses                                9,200       8,100
  Research credit (expires in 2007 through 2013)              1,030         970
  Capitalized research and development for California           560         900
    Purposes
  Other                                                       2,210       1,930
                                                           --------    --------
Total deferred tax assets                                    42,600      38,300
Valuation allowance for deferred tax assets                 (42,600)    (38,300)
                                                           --------    --------
Net deferred tax assets                                    $     --    $     --
                                                           ========    ========

During the years ended December 31, 2001 and 2000, the valuation allowance for deferred tax assets increased by $4,300,000 and $3,000,000, respectively, due to our continuing operating losses.

13.  Geographic Segment Data

     Our business activities include the design, development, marketing and sales of devices for urology applications and have been organized into one operating segment. Our domestic operations primarily consist of product development, sales and marketing. Our foreign operations consist a subsidiary in the United Kingdom which conducts only sales and marketing activities.

Information regarding geographic areas is as follows (in thousands):

                            2001                2000                1999
                     -----------------   -----------------   -----------------
                                 Long-               Long-              Long-
                                 lived               lived              lived
                     Revenue*   Assets   Revenue*   Assets   Revenue*   Assets
                     --------   ------   --------   ------   --------   ------
U.S.                 $12,635    $1,450     $6,939   $1,997    $4,006    $2,010
Europe                   499        --        537       --       930         3
Asia                     823        --        770       --       969         4
                     -----------------   -----------------   -----------------
Total                $13,957    $1,450     $8,246   $1,997    $5,905    $2,017
                     =================   =================   =================

*Revenue is attributed to geographic areas based on the location of the customers.

14.  Subsequent Events

     In January 2002, Zesiger Capital Group LLC executed a cashless exercise of a warrants received from a January 2000 financing and received 180,000 shares of common stock.

     In March 2002, we executed an amended lease agreement, extending the lease term on our Fremont, California facility to November 30, 2002, with monthly lease payments of $37,000.

Schedule II  Valuation and Qualifying Accounts

         Allowance for Doubtful Accounts (in thousands)
                                               Charged
                                 Balance at    to cost                            Balance at
                                beginning of     and       Other                    end of
Description                        period      expenses   accounts   Deductions     period
Balance 12/31/99                   $3,540        $48         --        $2,473       $1,115

Balance 12/31/00                    1,115         16         --           701          430

Balance 12/31/01                      430         --         --            88          342

                                  VIDAMED, INC.
                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

Exhibit
-------
No.                                    Exhibit                                       Method of Filing
---                                    -------                                       ----------------
 2.1      Agreement and Plan of Merger, dated as of December 5, 2001,      Incorporated by reference to Exhibit 2.1
          among VidaMed, Inc., Medtronic, Inc. and VidaMed Acquisition     contained in VidaMed's Form 8-K filed
          Corp.                                                            December 6, 2001

 3.1      Restated Certificate of Incorporation of VidaMed filed with      Filed herewith
          the Delaware Secretary of State on November 14, 2001

 3.2      Restated Bylaws of VidaMed                                       Filed herewith

 4.1      Amended and Restated Rights Agreement effective as of November   Incorporated by reference to Exhibit 4.1
          8, 2001 between VidaMed and Computershare Trust Company          contained in VidaMed's Registration
                                                                           Statement on Form 8-A filed on December
                                                                           7, 2001

 4.2      Amendment No. 1 to Amended and Restated Rights Agreement dated   Incorporated by reference to Exhibit 4.2
          as of December 5, 2001 between VidaMed and Computershare Trust   contained in VidaMed's Registration
          Company                                                          Statement on Form 8-A filed on December
                                                                           7, 2001

 4.3      Purchase Agreement, dated as of May 20, 1998, among VidaMed      Incorporated by reference in Exhibit 4.3
          and Certain Purchasers Named Therein, including Schedule of      contained in VidaMed's Report on Form
          Investors, Form of Common Stock Purchase Warrant and Form of     10-K for the fiscal year ended December
          Opinion                                                          31, 2000

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

 4.5      Purchase Agreement, dated as of January 4, 2000, among VidaMed   Incorporated by reference in Exhibit 4.5
          and Certain Purchasers Named Therein, including Schedule of      contained in VidaMed's Report on Form
          Investors, Form of Common Stock Purchase Warrant and Form of     10-K for the fiscal year ended December
          Opinion attached thereto as Exhibit A, Exhibit B and Exhibit     31, 2000
          C, respectively

 4.6      Purchase Agreement, dated as of November 16, 2000, among         Incorporated by reference in Exhibit 4.6
          VidaMed and Certain Purchasers Named Therein, including          contained in VidaMed's Report on Form
          Schedule of Investors and Form of Opinion attached thereto as    10-K for the fiscal year ended December
          Exhibit A and Exhibit B, respectively                            31, 2000

 10.1     Form of Indemnification Agreement between VidaMed and Each of    Incorporated by reference in Exhibit
          its Directors and Officers                                       10.1 contained in VidaMed's Report on
                                                                           Form 10-K for the fiscal year ended
                                                                           December 31, 2000

 10.2     Amended and Restated 1992 Stock Plan                             Incorporated by reference in Exhibit
                                                                           10.2 contained in VidaMed's Report on
                                                                           Form 10-K for the fiscal year ended
                                                                           December 31, 2000

 10.3     Amended and Restated 1995 Director Option Plan                   Incorporated by reference in Exhibit
                                                                           10.3 contained in VidaMed's Report on
                                                                           Form 10-K for the fiscal year ended
                                                                           December 31, 2000

 10.4     Amended and Restated 1995 Employee Stock Purchase Plan           Incorporated by reference in Exhibit
                                                                           10.4 contained in VidaMed's Report on
                                                                           Form 10-K for the fiscal year ended
                                                                           December 31, 2000

 10.5     Representative Form of International Distribution Agreement      Incorporated by reference in Exhibit
                                                                           10.5 contained in VidaMed's Report on
                                                                           Form 10-K for the fiscal year ended
                                                                           December 31, 2000

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

 10.8     Manufacturing Agreement, dated January 5, 1999, between          Incorporated by reference in Exhibit
          VidaMed and Humphrey Systems                                     10.18 contained in VidaMed's Report on
                                                                           Form 10-K for the fiscal year ended
                                                                           December 31, 1998

 10.9     Amendment No. 1 to Manufacturing Agreement, effective January    Filed herewith
          2, 2002, between VidaMed and Humphrey Systems

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

 10.12    Letter of Employment, dated March 21, 2000, between VidaMed      Incorporated by reference in Exhibit
          and Stephen J. Williams                                          10.12 contained in VidaMed's Report on
                                                                           Form 10-K for the fiscal year ended
                                                                           December 31, 2000

 10.13    Letter of Employment, dated February 8, 2001, between VidaMed    Incorporated by reference in Exhibit
          and Lewis P. Chapman                                             10.13 contained in VidaMed's Report on
                                                                           Form 10-K for the fiscal year ended
                                                                           December 31, 2000

 10.14    Form of Severance Agreement (Change in Control) between          Incorporated by reference to Exhibit
          VidaMed and Executive Officers                                   10.24 contained in VidaMed's Form 10-Q
                                                                           filed May 15, 2000

 10.15    Form of Amendment to Severance Agreement (Change in Control)     Filed herewith
          between VidaMed and Executive Officers

 10.16    Form of 1992 Stock Plan Incentive Stock Option Agreement         Incorporated by reference in Exhibit
                                                                           10.16 contained in VidaMed's Report on
                                                                           Form 10-K for the fiscal year ended
                                                                           December 31, 2000

 10.17    Form of 1992 Stock Plan Nonstatutory Stock Option Agreement      Incorporated by reference in Exhibit
                                                                           10.17 contained in VidaMed's Report on
                                                                           Form 10-K for the fiscal year ended
                                                                           December 31, 2000

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